Form 10-Q
period 2013-04-30
CERULEAN GROUP, INC.
filed 2013-06-13
CIK 1561551

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-185891

CERULEAN GROUP, INC.

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0376434 IRS Employer Identification Number	7200 Primary Standard Industrial Classification Code Number

Krizikova 22 Prague 8, 18600, Czech Republic Tel. (702) 723-6890 Email: ceruleangroup@gmail.com (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 12, 2013
Common Stock, $0.001	5,000,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	April 30, 2013 (Unaudited)	October 31, 2012
ASSETS
Current Assets
Cash	$ 24	$ 5,084
Total current assets	24	5,084
Total assets	$ 24	$ 5,084
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 2,080	$ -
Loan from Shareholder	5,017	367
Total current liabilities	7,097	367
Total liabilities	7,097	367

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(12,073)	(283)
Total stockholder’s equity (deficit)	(7,073)	4,717
Total liabilities and stockholder’s equity (deficit)	$ 24	$ 5,084

The accompanying notes are an integral part of these unaudited financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended April 30, 2013	Six months ended April 30, 2013	For the period from inception (February 27, 2012) to April 30, 2013
Revenues	$ -	$ -	$ -
Cost of revenue	-	-	-
Gross profit	-	-	-
Operating expenses	1,414	11,790	12,073
Loss before income tax	(1,414)	(11,790)	(12,073)
Income taxes	-	-	-
Net loss	(1,414)	(11,790)	(12,073)
Loss per share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares-Basic and Diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY For the period from inception (February 27, 2012) to April 30, 2013
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash	5,000,000	5,000	-	-	5,000
Net loss				(283)	(283)
Balance as of October 31, 2012	5,000,000	5,000	-	(283)	4,717
Net Loss(unaudited)				(11,790)	(11,790)
Balance as of April 30, 2013(unaudited)	5,000,000	$ 5,000		$ (12,073)	$ (7,073)

The accompanying notes are an integral part of these unaudited financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended April 30, 2013	For the period from inception (February 27, 2012) to April 30, 2013
Operating Activities
Net loss	$ (11,790)	$ (12,073)
Accounts Payable	2,080	2,080
Net cash used in operating activities	(9,710)	(9,993)
Financing Activities
Proceeds from issuance of common stock	-	5,000
Proceeds from loan from shareholder	4,650	5,017
Net cash provided by financing activities	4,650	10,017
Net increase (decrease) in cash	(5,060)	24
Cash at beginning of the period	5,084	-
Cash at end of the period	$ 24	$ 24
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CERULEAN GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

CERULEAN GROUP, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February 27, 2012 and intends to commence operations in website development. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through April 30, 2013 the Company has not generated any revenue and has accumulated losses of $12,073.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $12,073 as of April 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended October 31, 2012, on Form S-1, as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended April 30, 2013.

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

The FASB issued Accounting Standards Update (ASU) No.2012-02 Intangibles, Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Management believes it is not practical to estimate the fair value of loan from shareholder because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of  $0.001 per share. On October 29, 2012, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

As of April 30, 2013 and October 31, 2012, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of April 30, 2013 the Company had net operating loss carry forwards of $12,073 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered to be a material uncertainty.  Therefore, there was no provision for uncertain tax positions for the periods ended April 30, 2013 and October 31, 2012.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through April 30, 2013 the Director loaned the Company $5,017.  As of April 30, 2013, the total loan amount was $5,017. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – COMMITMENTS

On December 20, 2012, we executed an agreement with an independent contractor, Alexey Ivanov, an unrelated third party. Ivanov will provide services in website development. We are obligated to pay a $2,000 retainer to commence services. Total costs are estimated to be $4,000.

As of April 30, 2013, the Company still owes Alexey Ivanov $2,000 based on the contract.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Cerulean Group, Inc. was incorporated in the State of Nevada on February 27, 2012 and established a fiscal year end of October 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop and operate a website for self-travelers and backpackers. We have recently started our operation. As of today, we have developed our business plan, and executed an Independent contractor agreement, dated December 20, 2012

Cerulean Group, Inc. hopes to position itself to take full advantage of the fast growing Internet and mobile application industry. We plan to develop and operate a website for self-travelers and backpackers. Our concept would allow anyone who has a mobile devise or computer and access to the Internet to build a trip.The website will be for people who prefer independent traveling and unorganized tourism. We believe they will share information, experience and impression about their trips on our website. Regular guidebooks do not have such unique information, facts and details as other people experience. We plan that our website will allow to build a detailed travel plan and to book everything needed for the entire route: a flight or a train, hotel, concert tickets, restaurant reservations, and so on.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on February 27, 2012 to April 30, 2013.  As of April 30, 2013, we had total assets of $24 and total liabilities of $7,097.  Since our inception to April 30, 2013, we have accumulated a deficit of $12,073.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended April 30, 2013 Compared to the period from Inception (February 27, 2012) to April 30, 2013

Our net loss for the Six month period ended April 30, 2013 was $11,790 compared to a net loss of $12,073 during the period from inception (February 27, 2012) to April 30, 2013. During the period from inception (February 27, 2012) to April 30, 2013 we  haven’t  generated any revenues.

During the Six month period ended April 30, 2013, we incurred  general and administrative expenses and professional fees of $11,790 compared to $12,073 incurred during the period from inception (February 27, 2012) to April 30, 2013. General and administrative and professional fee expenses incurred during the Six month period ended April 30,  2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013

As at April 30, 2013 our current assets were $24 compared to $5,084 in current assets at October 31, 2012. As at April 30, 2013, our current liabilities were $7,097. Current liabilities were comprised of $2,080 in accounts payable and $5,017 in advance from director.

Stockholder’s deficit was $7,073 as of April 30, 2013 compared to Stockholder’s equity of $4,717 as of October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Six month period ended April 30, 2013, net cash flows used in operating activities was $9,710, consisting of a net loss of $11,790, increase in accounts payable of $2,080. Net cash flows used in operating activities was $9,993 for the period from inception (February 27, 2012) to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended April 30, 2013, we generated net cash flows of $4,650 from financing activities. For the period from inception (February 27, 2012) to April 30, 2013, net cash provided by financing activities was $10,017 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1     Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section  906 of the Sarbanes- Oxley Act of 2002.

101.INS    XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERULEAN GROUP, INC.
Dated: June 12, 2013	By: /s/ Olesya Didenko
Olesya Didenko, President and Chief Executive Officer and Chief Financial Officer