Form 10-Q
period 2013-07-31
CERULEAN GROUP, INC.
filed 2013-09-12
CIK 1561551

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 12, 2013
Common Stock, $0.001	6,190,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	July 31, 2013 (Unaudited)	October 31, 2012
ASSETS
Current Assets
Cash	$ 13,780	$ 5,084
Prepaid Expenses	7,826	-
Total assets	$ 21,606	$ 5,084
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$ 2,000	$ -
Loan from Shareholder	5,017	367
Total liabilities	7,017	367

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,190,000 shares issued and outstanding (5,000,000 shares issued and outstanding as at October 31, 2012)	6,190	5,000
Additional paid-in-capital	22,610	-
Deficit accumulated during the development stage	(14,211)	(283)
Total stockholder’s equity	14,589	4,717
Total liabilities and stockholder’s equity	$ 21,606	$ 5,084

The accompanying notes are an integral part of these condensed financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012	For the period from inception (February 27, 2012) to July 31, 2013
Revenues	$ -	$ -	$ -	$ -	$ -
Operating expenses	2,137	43	13,928	210	14,211
Loss before income taxes	(2,137)	(43)	(13,928)	(210)	(14,211)
Net loss	(2,137)	(43)	(13,928)	(210)	(14,211)
Net Loss per share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares outstanding-Basic and Diluted	5,596,304	0	5,200,952	0

The accompanying notes are an integral part of these condensed unaudited financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY For the period from inception (February 27, 2012) to July 31, 2013
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001	5,000,000	5,000	-	-	5,000
Net loss				(283)	(283)
Balance as of October 31, 2012	5,000,000	5,000	-	(283)	4,717
Common shares issued for cash at $0.02	1,190,000	1,190	22,610	-	23,800
Net Loss(unaudited)				(13,928)	(13,928)
Balance as of July 31, 2013(unaudited)	6,190,000	$ 6,190	$ 22,610	$ (14,211)	$ 14,589

The accompanying notes are an integral part of these condensed unaudited financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended July 31, 2013	Nine months Ended July 31, 2012	For the period from inception (February 27, 2012) to July 31, 2013
Operating Activities:
Net loss	$ (13,928)	$ (210)	$ (14,211)
Adjustments to reconcile net loss to net cash flows used in operating activities- changes in working capital components: Accounts Payable	2,000	-	2,000
Prepaid expenses	(7,826)	-	(7,826)
Net cash used in operating activities	(19,754)	(210)	(20,037)
Financing Activities:
Proceeds from issuance of common stock	23,800	-	28,800
Proceeds from loan from shareholder	4,650	367	5,017
Net cash provided by financing activities	28,450	367	33,817
Net increase in cash	8,696	157	13,780
Cash at beginning of the period	5,084	-	-
Cash at end of the period	$ 13,780	$ 157	$ 13,780
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

CERULEAN GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

CERULEAN GROUP, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February 27, 2012 and intends to commence operations in website development. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through July 31, 2013 the Company has not generated any revenue and has accumulated losses of $14,211.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $14,211 as of July 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended October 31, 2012, on Form S-1, as filed with the Securities and Exchange Commission. The results of the nine month period ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year ending October 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2013 and October 31, 2012, the Company did not have cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine months ended July 31, 2013.

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

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On October 29, 2012, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In June and July 2013, the Company issued 1,190,000 shares of its common stock at $0.02 per share for total proceeds of $23,800.

As of July 31, 2013, the Company had 6,190,000 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of July 31, 2013 the Company had net operating loss carry forwards of $14,211 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As a result of the implementation of certain provisions of ASC 740, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered to be a material uncertainty.  Therefore, there was no provision for uncertain tax positions for the periods ended July 31, 2013 and October 31, 2012.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through July 31, 2013, the Director loaned the Company $5,017.  As of July 31, 2013, the total loan amount was $5,017. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – COMMITMENTS

On December 20, 2012, we executed an agreement with an independent contractor, Alexey Ivanov, an unrelated third party. Ivanov will provide services in website development. We are obligated to pay a $2,000 retainer to commence services. Total costs are estimated to be $4,000.

As of July 31, 2013, the Company still owes Alexey Ivanov $2,000 based on the contract.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Cerulean Group, Inc. was incorporated in the State of Nevada on February 27, 2012 and established a fiscal year end of October 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop and operate a website for self-travelers and backpackers. We have recently started our operation. As of today, we have developed our business plan, and executed an Independent contractor agreement, dated December 20, 2012.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on February 27, 2012 to July 31, 2013.  As of July 31, 2013, we had total assets of $21,606 and total liabilities of $7,017.  Since our inception to July 31, 2013, we have accumulated a deficit of $14,211.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended July 31, 2013 Compared to the period from Inception (February 27, 2012) to July 31, 2013

Our net loss for the Nine month period ended July 31, 2013 was $13,928 compared to a net loss of $14,211 during the period from inception (February 27, 2012) to July 31, 2013. During the period from inception (February 27, 2012) to July 31, 2013 we  haven’t  generated any revenues.

During the Nine month period ended July 31, 2013, we incurred  general and administrative expenses and professional fees of $13,928 compared to $14,211 incurred during the period from inception (February 27, 2012) to July 31, 2013. General and administrative and professional fee expenses incurred during the Nine month period ended July 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013

As at July 31, 2013 our current assets were $21,606 compared to $5,084 in current assets at October 31, 2012. Current assets were comprised of $13,780 in cash and $7,826 in prepaid expenses. As at July 31, 2013, our current liabilities were $7,017. Current liabilities were comprised of $2,000 in accounts payable and $5,017 in advance from director.

Stockholder’s equity increased from $4,717 as of October 31, 2012 to $14,589 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Nine month period ended July 31, 2013, net cash flows used in operating activities was $19,754, consisting of a net loss of $13,928, increase in accounts payable of $2,000 and increase in prepaid expenses of $7,826. Net cash flows used in operating activities was $20,037 for the period from inception (February 27, 2012) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended July 31, 2013, we generated net cash flows of $28,450 from financing activities, received from proceeds from issuance of common stock and advance from director. For the period from inception (February 27, 2012) to July 31, 2013, net cash provided by financing activities was $33,817 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CERULEAN GROUP, INC.
Dated: September 12, 2013	By: /s/ Olesya Didenko
Olesya Didenko, President and Chief Executive Officer and Chief Financial Officer