Form 10-K
period 2013-10-31
CERULEAN GROUP, INC.
filed 2014-01-29
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-185891

CERULEAN GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0376434 IRS Employer Identification Number	7200 Primary Standard Industrial Classification Code Number

Krizikova 22 Prague 8, 18600, Czech Republic Tel. (702) 723-6890 Email: ceruleangroup@gmail.com

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of January 29, 2014, the registrant had 6,190,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 29, 2014.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean CERULEAN GROUP, INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

Cerulean Group, Inc. hopes to position itself to take full advantage of the fast growing Internet and mobile application industry. We plan to develop and operate a website for self-travelers and backpackers. Our concept would allow anyone who has a mobile devise or computer and access to the Internet to build a trip.  The website will be for people who prefer independent traveling and unorganized tourism. We believe they will share information, experience and impression about their trips on our website. Regular guidebooks do not have such unique information, facts and details as other people experience. We plan that our website will allow to build a detailed travel plan and to book everything needed for the entire route: a flight or a train, hotel, concert tickets, restaurant reservations, and so on.

4 | Page

Description of property

We do not have an ownership or leasehold interest in any property. We have no plans to hold inventory of cars in the United States or in Russia, and we have no plans to obtain the space necessary to hold such inventory.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees. Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director Ms. Olesya Didenko. We intend to hire additional employees on an as needed basis.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of used car and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business, however we will have to comply with all applicable export and import regulations.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

5 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “CEUL”. As of the date of this Annual report we had 27 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

6 | Page

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. As of October 31, 2013, we have am accumulated deficit of $19,689.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED OCTOBER 31, 2013 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2012.

Our net loss for the fiscal year ended October 31, 2013 was $19,406 compared to a net loss of $283 during the fiscal year ended October 31, 2012. During fiscal year ended October 31, 2013 and 2012, we haven’t generated any revenue.

During the fiscal year ended October 31, 2013, we incurred expenses of $19,406 compared to $283 incurred during fiscal year ended October 31, 2012.  These expenses incurred during the fiscal year ended October 31, 2013 consisted of: bank charges and interest of $694 (2012:  $116); transfer agent fees of $3,948 (2012:  $0); professional fees of $12,570 (2012: $0) ;) and miscellaneous charges of $2,194 (2012: $167)

 The weighted average number of shares outstanding was 5,450,247 for the fiscal years ended October 31, 2013 compared to 60,484 for the fiscal years ended October 31, 2012.

7 | Page

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2013

As of October 31, 2013, our current assets were $23,728 and our total liabilities were $14,617. As of October 31, 2013, current assets were comprised of $17,902 in cash and $5,826 in prepaid expenses. Total liabilities were comprised of $2,000 in accounts payables and accrued liabilities and of $12,617 in loans from shareholders.

As of October 31, 2013, our total assets were $23,728 comprised entirely of current assets. As of October 31, 2013 and 2012, stockholders’ equity is $9,111 and $4,717, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2013, net cash flows used in operating activities was ($23,232) consisting of a net loss of ($19,406), accounts payables and accrued liabilities of $2,000 and prepaid expenses of ($5,826). For the fiscal year ended October 31, 2012 net cash flows used in operating activities was ($283) consisting  of a net loss of ($283) . Net cash flows used in operating activities was ($23,515) for the period from inception (February 27, 2012) to October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2013, net cash from financing activities was $36,050, consisting of $12,250 in advances from a director and $23,800 in proceeds received from issuances of common stock. For the fiscal year ended October 31, 2012, net cash from financing activities was $5,367, consisting of $367 in advances from a director and $5,000 proceeds received from issuances of common stock. For the period from inception (February 27, 2012 ) to October 31, 2013, net cash provided by financing activities was $41,417 consisting of $28,800 proceeds received from issuances of common stock and $12,617 in advances from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

8 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2013 and October 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9 | Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cerulean Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Cerulean Group, Inc. (a development stage company) as of October 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-years period then ended and the period from inception through to October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerulean Group, Inc. (a development stage company) as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-years period then ended and the period from inception through to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, had a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

January 29, 2014

10 | Page

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	October 31, 2013	October 31, 2012
ASSETS
Current Assets
Cash	$ 17,902	$ 5,084
Prepaid expenses	5,826	-
Total assets	$ 23,728	$ 5,084
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$ 2,000	$ -
Loan from shareholder	12,617	367
Total liabilities	14,617	367

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,190,000 and 5,000,000 shares issued and outstanding as at October 31, 2013 and 2012, respectively	6,190	5,000
Additional paid-in-capital	22,610	-
Deficit accumulated	(19,689)	(283)
Total stockholder’s equity	9,111	4,717
Total liabilities and stockholder’s equity	$ 23,728	$ 5,084

The accompanying notes are an integral part of these financial statements.

11 | Page

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Year ended October 31, 2013	Year ended October 31, 2012	For the period from inception (February 27, 2012) to October 31, 2013
Revenue	$ -	$ -	$ -
Operating expenses	19,406	283	19,689
Loss before income taxes	(19,406)	(283)	(19,689)
Net loss	$ (19,406)	$ (283)	$ (19,689)
Net Loss per share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares outstanding-Basic and Diluted	5,450,247	60,484

The accompanying notes are an integral part of these financial statements.

12 | Page

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
	Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001	5,000,000	5,000	-	-	5,000
Net loss				(283)	(283)
Balance as of October 31, 2012	5,000,000	5,000	-	(283)	4,717
Common shares issued for cash at $0.02	1,190,000	1,190	22,610	-	23,800
Net Loss				(19,406)	(19,406)
Balance as of October 31, 2013	6,190,000	$ 6,190	$ 22,610	$ (19,689)	$ 9,111

The accompanying notes are an integral part of these financial statements.

13 | Page

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Year ended October 31, 2013	Year Ended October 31, 2012	For the period from inception (February 27, 2012) to October 31, 2013
Operating Activities:
Net loss	$ (19,406)	$ (283)	$ (19,689)
Adjustments to reconcile net loss to net cash flows used in operating activities Accounts payable	2,000	-	2,000
Prepaid expenses	(5,826)	-	(5,826)
Net cash used in operating activities	(23,232)	(283)	(23,515)
Financing Activities:
Proceeds from issuance of common stock	23,800	5,000	28,800
Proceeds from loan from shareholder	12,250	367	12,617
Net cash provided by financing activities	36,050	5,367	41,417
Net increase in cash	12,818	5,084	17,902
Cash at beginning of the period	5,084	-	-
Cash at end of the period	$ 17,902	$ 5,084	$ 17,902
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

14 | Page

CERULEAN GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

CERULEAN GROUP, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February 27, 2012 and intends to commence operations in website development. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through October 31, 2013 the Company has not generated any revenue and has accumulated losses of $19,689.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $19,689 as of October 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

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

15 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2013 and 2012, the Company did not have cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Recent Accounting Pronouncements

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

16 | Page

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

As of October 31, 2013 and 2012, the Company had 6,190,000 and 5,000,000 shares of common stock issued and outstanding, respectively.

NOTE 5 – INCOME TAXES

As of October 31, 2013 the Company had net operating loss carry forwards of $19,689 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As a result of the implementation of certain provisions of ASC 740, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered to be a material uncertainty.  Therefore, there was no provision for uncertain tax positions for the periods ended October 31, 2013 and 2012.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through October 31, 2013, the Director loaned the Company $12,617.  As of October 31, 2013 and 2012, the total loan amount was $12,617 and $367, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – COMMITMENTS

On December 20, 2012, we executed an agreement with an independent contractor, Alexey Ivanov, an unrelated third party. Ivanov will provide services in website development. We are obligated to pay a $2,000 retainer to commence services. Total costs are estimated to be $4,000.

As of October 31, 2013, the Company still owes Alexey Ivanov $2,000 based on the contract.

17 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Olesya Didenko ,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  October 31, 2013.  Based  on  that evaluation,  Ms. Didenko  concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the course of our evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

18 | Page

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name and position of our present officers and directors are set forth below:

Name and Address	Position(s)
Olesya Didenko	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.
Krizikova 22, Prague 8, 18600, Czech Republic

Olesya Didenko has acted as our President, Treasurer, Secretary and sole Director since our incorporation on February 27, 2012. In 1998, Ms. Didenko graduated with bachelor degree from Baykalsky State University of Economics and Law, from the financial and economic department. Since 2007 Ms. Didenko has been self-employed and operates business of providing a variety of services in the area of individual and group tourism in Prague. Ms. Didenko owns 100% of the outstanding shares of our common stock. Ms. Didenko intends to devote 20 hours a week of her time to planning and organizing activities of Cerulean Group, Inc. Once we expand operations, and are able to attract more customers to purchase our product, Ms. Didenko has agreed to commit more time as required. Because Ms. Didenko will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

During the past ten years, Ms. Didenko has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Didenko was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

19 | Page

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Didenko’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•

Any Federal or State securities or commodities law or regulation; or

•

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

20 | Page

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last two fiscal years ending October 31, 2013 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Olesya Didenko President, CEO, CFO,Treasurer, Chief Accounting Officer, Sole Director and Secretary	2012 2013	None None	None None	None None	None None	None None	None None	None None	None None

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

21 | Page

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of October 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 31, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	ownership	of class
Common	Olesya Didenko	5,000,000	80.77%
Stock	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer,
	Sole Director and Secretary
	Krizikova 22, Prague 8, 18600, Czech Republic
Common	Officer and Director as a	5,000,000	80.77%
Stock	group that consists of one person	shares

The percent of class is based on 6,190,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended October 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

22 | Page

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended October 31, 2013, we incurred  approximately  $9,880 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended October 31, 2013  and for the reviews of our financial  statements  for the quarters ended January 31, 2013, April 30, 2013 and July 31, 2013.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

31.1 Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERULEAN GROUP, INC.
Dated: January 29, 2014	By: /s/ Olesya Didenko
Olesya Didenko , President and Chief Executive Officer and Chief Financial Officer

23 | Page