Form 10-Q
period 2014-01-31
CERULEAN GROUP, INC.
filed 2014-03-13
CIK 1561551

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 12, 2014
Common Stock, $0.001	6,190,000

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	January 31, 2014 (Unaudited)	October 31, 2013
ASSETS
Current Assets
Cash	$ 962	$ 17,902
Prepaid expenses	3,826	5,826
Total assets	$ 4,788	$ 23,728
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,088	$ 2,000
Loan from shareholder	14,617	12,617
Total liabilities	16,705	14,617

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,190,000 shares issued and outstanding	6,190	6,190
Additional paid-in-capital	22,610	22,610
Deficit accumulated during the development stage	(40,717)	(19,689)
Total stockholder’s equity (deficit)	(11,917)	9,111
Total liabilities and stockholder’s equity (deficit)	$ 4,788	$ 23,728

The accompanying notes are an integral part of these condensed financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended January 31, 2014	Three months ended January 31, 2013	For the period from inception (February 27, 2012) to January 31, 2014
Revenue	$ -	$ -	$ -
Operating expenses	21,028	10,376	40,717
Loss before income taxes	(21,028)	(10,376)	(40,717)
Net loss	$ (21,028)	$ (10,376)	$ (40,717)
Net Loss per share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares outstanding-Basic and Diluted	6,190,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

CERULEAN GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended January 31, 2014	Three months ended January 31, 2013	For the period from inception (February 27, 2012) to January 31, 2014
Operating Activities:
Net loss	$ (21,028)	$ (10,376)	$ (40,717)
Adjustments to reconcile net loss to net cash flows used in operating activities Accounts payable	88	3,700	2,088
Prepaid expenses	2,000	-	(3,826)
Net cash used in operating activities	(18,940)	(6,676)	(42,455)
Financing Activities:
Proceeds from issuance of common stock	-	-	28,800
Proceeds from loan from shareholder	2,000	3,000	14,617
Net cash provided by financing activities	2,000	3,000	43,417
Net increase (decrease) in cash	(16,940)	(3,676)	962
Cash at beginning of the period	17,902	5,084	-
Cash at end of the period	$ 962	$ 1,408	$ 962
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

CERULEAN GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

CERULEAN GROUP, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February 27, 2012 and intends to commence operations in website development. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception (February 27, 2012) through January 31, 2014 the Company has not generated any revenue and has accumulated losses of $40,717.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $40,717 as of January 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the condensed financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2014 and 2013, the Company did not have cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On October 29, 2012, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. During the year of 2013, the Company issued 1,190,000 shares of its common stock at $0.02 per share for total proceeds of $23,800.

As of January 31, 2014 and October 31, 2013, the Company had 6,190,000 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of January 31, 2014 the Company had net operating loss carry forwards of $40,717 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception (February 27, 2012) through January 31, 2014, the Director loaned the Company $14,617.  The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – COMMITMENTS

On December 20, 2012, we executed an agreement with an independent contractor, Alexey Ivanov, an unrelated third party. Ivanov will provide services in website development. We are obligated to pay a $2,000 retainer to commence services. Total costs are estimated to be $4,000.

As of January 31, 2014, the Company still owes Alexey Ivanov $2,000 based on the contract.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on February 27, 2012 to January 31, 2014.  As of January 31, 2014, we had total assets of $4,788 and total liabilities of $16,705.  Since our inception to January 31, 2014, we have accumulated a deficit of $40,717.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended January 31, 2014 Compared to the Three Month Period Ended January 31, 2013

Our net loss for the three month period ended January 31, 2014 was $21,028 compared to a net loss of $10,376 during the three month period ended January 31, 2013. During the three month periods ended January 31, 2013 and 2014 we  haven’t  generated any revenues.

During the three month period ended January 31, 2014, we incurred  general and administrative expenses and professional fees of $21,028 compared to $10,376 incurred during the three month period ended January 31, 2013. General and administrative and professional fee expenses incurred during the three month period ended January 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2014

As at January 31, 2014 our current assets were $4,788 compared to $23,728 in current assets at October 31, 2013. Current assets were comprised of $962 in cash and $3,826 in prepaid expenses. As at January 31, 2014, our current liabilities were $16,705. Current liabilities were comprised of $2,088 in accounts payable and $14,617 in advance from director.

Stockholders’ deficit was $11,917 as of January 31, 2014 compared to stockholders’ equity of $9,111 as of October 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended January 31, 2014, net cash flows used in operating activities was $18,940, consisting of a net loss of $21,028, increase in accounts payable of $88 and decrease in prepaid expenses of $2,000. Net cash flows used in operating activities was $42,455 for the period from inception (February 27, 2012) to January 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended January 31, 2014, we generated net cash flows of $2,000 from financing activities, received from advance from director. For the period from inception (February 27, 2012) to January 31, 2014, net cash provided by financing activities was $43,417 received from proceeds from issuance of common stock and advance from director.

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

GOING CONCERN

The independent auditors' report accompanying our October 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of January 31, 2014 the Company has accumulated net loss of $40,717. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CERULEAN GROUP, INC.
Dated: March 12, 2014	By: /s/ Olesya Didenko
Olesya Didenko, President and Chief Executive Officer and Chief Financial Officer