Form 10-Q
period 2014-09-30
Enumeral Biomedical Holdings, Inc.
filed 2014-11-14
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File Number: 333-185891

ENUMERAL BIOMEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0376434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Kendall Square, Building 400, Fourth Floor Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 945-9146

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 51,591,710 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 12, 2014.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	4
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and September 30, 2013, and the nine months ended September 30, 2014 and September 30, 2013	5
	Condensed Consolidated Statement of Stockholders’ Deficiency for the nine months ended September 30, 2014	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION		39

Item 1	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
SIGNATURES		53

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors.”

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we explicitly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,191,884	$263,910
Marketable securities	3,017,324	-
Accounts receivable	70,408	125,000
Prepaid expenses and other current assets	129,908	142,741
Total current assets	16,409,524	531,651
Property and equipment, net	579,541	747,888
Other assets:
Restricted cash	32,666	32,666
Other assets	8,116	6,100

Total assets	$17,029,847	$1,318,305

LIABIITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable ($78,271 and $109,740 due to related parties, respectively)	$265,649	$342,595
Accrued expenses and other current liabilities ($58,750 and $50,942 due to related parties, respectively)	446,877	206,035
Deferred rent	15,101	15,101
Deferred revenue	-	25,714
Current portion of long-term debt	-	716,000
Derivative liabilities	21,136,878	41,466
Total current liabilities	21,864,505	1,346,911
Deferred rent, net of current portion	25,890	37,267
Long-term debt, net of current portion and discount	-	339,348
Total liabilities	21,890,395	1,723,526

Commitments and contigencies
Stockholders' deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 51,591,710 and 16,692,093 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	51,592	16,692
Additional paid-in-capital	15,819,494	9,089,324
Accumulated defict	(20,731,634)	(9,511,237)
Total stockholders’ deficiency	(4,860,548)	(405,221)
Total liabilities and stockholders’ deficiency	$17,029,847	$1,318,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Collaboration and license revenues	$65,000	$90,881	$115,714	$158,048
Grant revenue	5,408	49,959	5,408	182,996

	70,408	140,840	121,122	341,044

Cost of revenue and expenses:
Research and development	1,058,711	583,372	2,535,228	1,749,775
General and administrative	1,163,218	495,246	2,009,918	1,198,531

Total cost of revenue and expenses	2,221,929	1,078,618	4,545,146	2,948,306

Loss from operations	(2,151,521)	(937,778)	(4,424,024)	(2,607,262)

Other income (expense):
Interest expense	(140,917)	(25,145)	(268,998)	(84,077)
Other expense	(1,693,747)	-	(1,693,747)	-
Change in fair value of derivative liabilities	(4,837,307)	621	(4,833,628)	789

Total other income (expense), net	(6,671,971)	(24,524)	(6,796,373)	(83,288)

Net loss before income taxes	(8,823,492)	(962,302)	(11,220,397)	(2,690,550)
Provision for income taxes	-	-	-	-

Net loss	$(8,823,492)	$(962,302)	$(11,220,397)	$(2,690,550)

Net loss per share - basic and diluted	$(0.22)	$(0.07)	$(0.44)	$(0.21)

Weighted-average number of common shares attributable to common stockholders - basic and diluted	40,724,549	14,056,056	25,462,496	12,861,797

The accompanying notes are an integral part of the condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2013	16,692,093	$16,692	$9,089,324	$(9,511,237)	$(405,221)

Stock-based compensation expense	-	-	510,587	-	510,587
Conversion of convertible promissory notes and accrued interest, net of debt discount associated with warrants	3,230,869	3,231	684,423	-	687,654
Proceeds from issuance of common stock in PPO, net of issuance costs	21,549,510	21,549	18,233,898	-	18,255,447
Derivative liability for warrants issued in PPO and to placement Agent	-	-	(16,261,784)	-	(16,261,784)
Shares issued to placement agents	150,000	150	(150)	-	-
Recapitalization for reverse merger	5,497,804	5,498	(5,498)	-	-
Exchange of Series B convertible preferred stock into common stock	2,777,687	2,778	1,595,082	-	1,597,860

Issuance of common stock to pre-merger share holders	1,693,747	1,694	1,692,053	-	1,693,747
Beneficial conversion feature and warrant associated with convertible promissory note	-	-	281,559	-	281,559

Net loss	-	-	-	(11,220,397)	(11,220,397)
Balance at September 30, 2014	51,591,710	$51,592	$15,819,494	$(20,731,634)	$(4,860,548)

The accompanying notes are an integral part of the condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(11,220,397)	$(2,690,550)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and Amortization	212,514	209,147
Stock-based compensation	510,587	159,754
Change in fair value of derivatives	4,833,628	(789)
Non-cash costs associated with reverse merger	1,693,747	-
Accretion of debt discount	177,712	4,960
Changes in operating assets and liabilities:
Accounts receivables	54,592	(33,791)
Prepaid expenses and other assets	10,817	20,253
Accounts payable	(76,946)	(160,463)
Accrued expenses and other current liabilities	282,342	74,249
Deferred rent	(11,377)	(7,791)
Deferred revenue	(25,714)	(15,122)
Net cash used in operating activities	(3,558,495)	(2,440,143)

Cash flows from investing activities:
Purchases of property and equipment	(44,167)	(54,271)
Purchase of marketable securities	(3,017,324)	-
Net cash used in investing activities	(3,061,491)	(54,271)

Cash flows from financing activities:

Proceeds from issuance of Series A-2 convertible preferred stock, net of issuance costs	-	2,570,902
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	1,597,860	-
Proceeds from issuance of common stock in PPO, net of issuance costs	18,255,448	-
Proceeds from issuance of convertible promisory note	750,000	-
Payments on Long-term debt	(1,055,348)	(537,000)
Net cash provided by financing activities	19,547,960	2,033,902

Net Increase (decrease) in cash and cash equivalents	12,927,974	(460,512)
Cash and cash equivalents, beginning of period	263,910	1,747,534
Cash and cash equivalents, end of period	$13,191,884	$1,287,022

Supplemental cash flow disclosures:
Cash paid for interest	$73,977	$79,147
Conversion of convertible note and accrued interest, net of debt discount associated with warrants	$687,654	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - NATURE OF BUSINESS

Enumeral Biomedical Corp. (“Enumeral”) was founded in 2009 in the state of Delaware as Enumeral Technologies, Inc. The name was later changed to Enumeral Biomedical Corporation.

On July 31, 2014 (the “Closing Date”), Enumeral entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Enumeral Biomedical Holdings, Inc., which was formerly known as Cerulean Group, Inc. (“Enumeral Biomedical” or the “Company”), and Enumeral Acquisition Corp., a wholly owned subsidiary of Enumeral Biomedical (“Acquisition Sub”), pursuant to which the Acquisition Sub merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company.

As a result of the Merger, all issued and outstanding common and preferred shares of Enumeral were exchanged for common shares of Enumeral Biomedical Holdings, Inc. The Merger is considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented.

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (the “Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of the Company’s common stock held by such stockholder (which were cancelled and will resume the status of authorized but unissued shares of the Company’s common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business and acquired the business of Enumeral, and will continue the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc.

Following the Merger, the Company is discovering and developing novel antibody therapeutics that help the immune system attack diseased cells (“immunomodulators”). The Company believes it has a unique ability to extensively interrogate cells of the human immune system for drug candidate validation, and that this ability could give the Company a distinct advantage in selecting potential best-in-class candidates. The Company is building a pipeline of drug candidates for the treatment of cancer, infectious, and inflammatory diseases and leveraging the breadth of the Company’s technology in order to drive near-term cash flows from out-licensing of the Company’s drug candidates and through strategic collaboration partnerships. The Company’s near-term goals include performance of preclinical testing on drug candidates resulting from internal programs to generate data to support the Company’s ability to obtain revenue from co-development partners. The Company has focused its research efforts on using its proprietary drug discovery platform utilizing, in part, technology licensed by Enumeral from M.I.T., Harvard University and other institutions to identify and elucidate antibodies and antigens that are responsible for diseases that affect millions of individuals and are underserved by current therapeutic alternatives. These diseases have included cancer, infectious, and inflammatory diseases. The Company believes that the breadth of the drug discovery platform offers the potential to grow through revenue-generating collaborative research and development partnerships.

On July 31, 2014, the Company changed its fiscal year end from October 31 to December 31.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2 - RISK AND UNCERTAINTIES

The Company is subject to a number of risks common to emerging companies in the life sciences industry. Principal among these risks are the uncertainties of the drug development process, technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors, protection of proprietary technology, compliance with government regulations and approval requirements, uncertainty of market acceptance of products, product liability, and the need to obtain financing necessary to fund future operations.

As of September 30, 2014, the Company has a working capital deficiency of $5,454,981 due to $21,136,878 of derivative liabilities, and an accumulated deficit of $20,731,634. Additionally, the Company has incurred negative cash flows from operations and net losses to date. The Company is in the process of completing corporate collaborations to gain market acceptance of its technology and increase revenues. In connection with the Merger, the Company raised $21.5 million of gross proceeds, prior to the deduction of expenses related to the transaction.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company believes that its existing cash and cash equivalents at September 30, 2014 will be sufficient to fund its operations for at least the next 12 months.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”), which eliminates the concept of a development stage entity in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities. The new guidance applies to all entities that previously met the definition of a DSE. ASU 2014-10 is effective for public business entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption of the new standard is permitted. Management has elected to early adopt ASU 2014-10, as permitted and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s 2013 financial statements for the year ended December 31, 2013, which are included in the Company’s Form 8-K for the Merger occurring on July 31, 2014, as discussed above.

The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates used in preparing the Company’s financial statements include the estimation of stock based compensation, stock warrants liability, accrued expenses, revenue recognition and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The Company has determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates, and are recorded on the balance sheet at fair value.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consists primarily of cash and cash equivalents. The Company generally invests its cash in money market funds, U.S. Treasury securities and U.S. Agency securities that are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt was based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB’s Accounting Standards Codification 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets in active markets.

•	Level 2: Inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s cash equivalents carried at fair value are primarily comprised of investments in a U.S. Treasury and federal agency backed money market fund. The valuation of the Company’s derivative liabilities is discussed below and in Note 9. The following table presents information about the Company’s financial assets and liabilities measured at a fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$1,219,603	$1,219,603	$-	$-
Money Market funds, included in cash equivalents	$11,972,281	$11,972,281	$-	$-
Marketable securities – U.S. Treasuries	$3,017,324	$3,017,324	$-	$-
Liabilities
Derivative liabilities	$21,136,878	$-	$-	$21,136,878

	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$263,910	$263,910	$-	$-
Liabilities
Derivative liabilities	$41,466	$-	$-	$41,466

The following table provides a roll forward of the fair value of the Company’s warrant liabilities, using Level 3 inputs:

Balance at December 31, 2013	$41,466
Warrants granted with PPO at July 31, 2014	16,261,784
Change in fair value	4,833,628
Balance at September 30, 2014	$21,136,878

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of September 30, 2014 or December 31, 2013.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Lab equipment	5 years
Computer equipment and software	3 years
Furniture	3 years
Leasehold improvements	Shorter of useful life or life of the lease

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the nine months ended September 30, 2014 and 2013, respectively.

Revenue Recognition

Collaboration and license revenue

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with GAAP. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as a measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on best-efforts basis and the Company can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory. At that time, the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over a period the Company expects to complete its performance obligations.

Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

The difference between the total consideration received to date and the revenue recognized is recorded as deferred collaboration revenue and totals $0 and $25,714 at September 30, 2014 and December 31, 2013, respectively.

Grant Revenue

The Company recognizes nonrefundable grant revenue that is earned in connection with its Research Agreement with the National Cancer Institute (“NCI”). Grant revenue consists of a portion of the funds received to date by the NCI, which allow the Company to conduct research on colon cancer tissues. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement. The difference between the total consideration received to date and the revenue recognized is recorded as deferred grant revenue and totals $0 at both September 30, 2014 and December 31, 2013. In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from NCI.

Research and Development Expenses

Research and development expenditures are charged to the statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical supply costs, contract services, depreciation and amortization expense and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred. Legal fees incurred in connection with patent applications, along with fees associated with the license to the Company’s core technology, are expensed as research and development expense.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Liabilities

The Company’s derivative liabilities relates to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the July 2014 PPO (as defined below in Note 8) and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank (as further described in Note 5) that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger. Additional detail regarding these warrants can be found in Note 9 below.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be liabilities and, therefore, the fair value of the warrants is recorded in the current liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants upon issuance and as of September 30, 2014.

Stock-Based Compensation

The Company has elected to use the Black-Scholes option pricing model to determine the grant date fair value of share-based awards. The Company recognizes the compensation cost of employee share-based awards on a straight-line basis over the employee’s requisite service period of each award, which is generally the vesting period.

The fair value of the restricted stock awards granted to employees is based upon the fair value of the common stock on the date of grant. Expense is recognized over the vesting period.

The Company has recorded stock-based compensation expense of $510,587 and $159,754 for the nine months ended September 30, 2014 and 2013, respectively, and $304,163 and $79,771 for three months ended September 30, 2014 and 2013, respectively. The Company has an aggregate of $953,653 of unrecognized stock-based compensation cost as of September 30, 2014 to be amortized over a weighted average period of 1.72 years.

Prior to the Merger, Enumeral engaged a third party to develop an estimate of the fair value of a share of Enumeral’s common stock on a fully-diluted, minority, non-marketable basis as of December 31, 2013. Based upon unaudited historical, pro-forma and/or forecast financial and operational information, which Enumeral management represented as accurately reflecting the company’s operating results and financial position, the third party utilized both a market approach (using various financial statement metrics of similar enterprises’ equity securities to estimate the fair value of Enumeral’s equity securities) and an income approach (which bases value on expectations of future income and cash flows) in their analyses. The fair value of a single share of common stock was determined using the option pricing method, which treats common and preferred stock as call options on the aggregate enterprise value and using traditional models, including Black-Scholes or binomial models, to calculate share values.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended September 30, 2014, the Company engaged a third party to develop a binomial lattice model to estimate the fair value of options to purchase a total of 450,000 shares with vesting based on the future performance of a share of the Company’s common stock.

Following the Merger, the Company’s common stock became publicly traded, and fair market value is determined based on the closing sales price of the Company’s common stock on the OTC Markets.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, the number of shares underlying options and warrants that were anti-dilutive was approximately 27.2 million shares and 0.9 million shares, respectively.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. The Company would establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with GAAP and has no uncertain tax liabilities at September 30, 2014 or December 31, 2013. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods and interim periods within those periods beginning after December 31, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

4 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30,	December 31,
	2014	2013
Laboratory equipment	$1,113,513	$1,082,438
Computer/office equipment and software	100,655	87,563
Furniture, fixtures and office equipment	18,772	18,772
Leasehold improvements	112,507	112,507
	1,345,447	1,301,280
Less - Accumulated depreciation and amortization	(765,906)	(553,392)
	$579,541	$747,888

Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 were $212,514 and $209,147, respectively, and for the three months ended September 30, 2014 and 2013 were $70,985 and $71,752, respectively.

5 – DEBT

Square 1 Financing and Security Agreement

In December 2011, Enumeral entered into a $1.79 million venture debt financing with Square 1 Bank (as subsequently amended, the “Square 1 Financing”), pursuant to which Enumeral was required to comply with certain covenants on an annual basis. Enumeral was required to meet a maximum cash burn or liquidity ratio as indicated in the term loan agreement. In February 2014, Enumeral revised the terms of its Loan and Security Agreement with Square 1 Bank, whereby Enumeral agreed to complete an equity financing for gross cash proceeds of $2.0 million by March 31, 2014 and $4.0 million by June 30, 2014. Additionally, beginning on the date that Enumeral completed an equity financing for gross cash proceeds of $2.0 million, a monthly minimum unrestricted cash balance was required based upon three times the trailing three month cash burn.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2014, Enumeral further revised the terms of its Loan and Security Agreement with Square 1 Bank, whereby Enumeral extended its deadline to complete an equity financing for gross cash proceeds of $4.0 million to August 1, 2014. Additionally, Enumeral amended its minimum cash requirement beginning June 26, 2014 through August 1, 2014, pursuant to which Enumeral was required to maintain a minimum of $300,000 in unrestricted cash.

In August 2014, Enumeral fully repaid this loan.

In connection with the Square 1 Financing, Enumeral issued warrants to purchase an aggregate of 41,659 shares of Enumeral Series A preferred stock that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger, as further described in Note 9 below.

Convertible Promissory Notes

In February 2014, Enumeral raised $750,000 by issuing convertible promissory notes at 12% interest per annum. The maturity date was July 2015. The holders of these notes had the right to convert the notes into shares of common stock at a conversion price of $0.27 per share. In July 2014, the principal of $750,000 and accrued interest of $41,500, offset by $103,846 of debt discount, related to these notes were converted into 3,230,869 shares of common stock (see Note 8). If prior to maturity or conversion, Enumeral consummated a liquidation event as defined, at the election of the holder, (a) Enumeral would have been required to pay the holders an amount equal to the sum of three times the total principal amount then outstanding under these notes, plus all accrued and unpaid interest due, (b) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s Series A-2 Preferred Stock at the closing of the liquidation event at the Series A-2 Original Issue Price, and (c) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s common stock at the closing of the liquidation event at a price per share of $0.27.

Enumeral allocated proceeds to the convertible notes and the warrants based upon the relative fair value on the issuance date which resulted in a $140,779 debt discount on the convertible promissory notes and $140,778 allocated to the warrants, recorded in equity. The allocation of proceeds to the warrants gave rise to a beneficial conversion feature which was recorded at the intrinsic value ($140,779) calculated as the difference between the adjusted conversion price of approximately $0.22 and the estimated fair value of Enumeral’s common stock of $0.27. For the nine months ended September 30, 2014, the Company recorded $177,712 to interest expense as it relates to the beneficial conversion feature and debt discount associated with warrants.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6 - COMMITMENTS

Operating Leases

In October 2012, the Company entered into a 37 month operating lease for office and research space consisting of 4,782 square feet in Cambridge, Massachusetts. The term of the lease expires on November 30, 2015. Enumeral maintains a security deposit relating to the facility, recorded as restricted cash on the accompanying balance sheet.

Total rent expense was $231,084 and $216,778 for the nine months ended September 30, 2014 and 2013, respectively, and $78,017 and $75,544 for the three months ended September 30, 2014 and 2013, respectively.

Future operating lease commitments as of September 30, 2014 are as follows:

Year Ending December 31,
2014	$62,166

2015	228,919

$291,085

On November 7, 2014, the Company entered into a Indenture of Lease (the “Lease”) with King 200 CPD LLC, pursuant to which the Company will lease 16,825 square feet of office and laboratory space located at 200 CambridgePark Drive in Cambridge, Massachusetts for a term of 5 years. For further information on the Lease, please see Note 11 – Subsequent Event.

Employment Agreements

The Company has employment agreements with members of management which contain minimum annual salaries and severance benefits if terminated prior to the term of the agreements.

7 – LICENSE AGREEMENT AND RELATED-PARTY TRANSACTIONS

License Agreement

In April 2011, Enumeral licensed certain intellectual property from the Massachusetts Institute of Technology (“MIT”), a related party, pursuant to an Exclusive License Agreement (the “License Agreement”), in exchange for the payment of upfront license fees and a commitment to pay annual license fees, patent costs, milestone payments, royalties on sublicense income and, upon product commercialization, royalties on the sales of products covered by the licenses or income from corporate partners, and the issuance of 66,303 shares of Enumeral common stock.

All amounts paid related to the license fees have been expensed as research and development by Enumeral as incurred. The Company incurred $18,750 and $14,959 in the nine months ended September 30, 2014 and 2013, respectively, and $6,250 and $5,041 in the three months ended September 30, 2014 and 2013, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $25,000 in 2014, $30,000 in 2015, $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. To date, no milestone payments have been made. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the nine months ended September 30, 2014 and 2013, Enumeral paid $399,388 and $157,611 for MIT and $114,217 and $26,629 for Harvard, respectively. For the three months ended September 30, 2014 and 2013, Enumeral paid $275,499 and $8,440 for MIT and $13,435 and $9,620 for Harvard, respectively.

As of the effective date of the License Agreement through the date upon which $7,500,000 of funding for Enumeral’s capital stock has been achieved, Enumeral is required to issue MIT and affiliates an aggregate amount of shares equaling 3% of Enumeral’s issued and outstanding common stock on a fully diluted basis. In March 2013, Enumeral and MIT amended the License Agreement to clarify how equity issuances are to be made under the terms of the License Agreement. In April of 2013, Enumeral satisfied the $7,500,000 funding requirement through the Series A-2 financing which fulfilled the provision in the License Agreement that required Enumeral to issue shares to MIT and other licensing institutions set forth in the License Agreement. During 2013, Enumeral issued 146,406 shares of Enumeral common stock under this provision of the License Agreement. During the three months and nine months ended September 30, 2013, the Company incurred stock based compensation expense related to these additional shares in the amount of $12,274 and $35,875, respectively.

The License Agreement also contained a provision whereby after the $7,500,000 funding requirement is met, MIT and other licensing institutions set forth in the License Agreement have a right to participate in certain future equity issuances by Enumeral. In addition, pursuant to that provision Enumeral may have to issue additional shares to MIT and other licensing institutions set forth in the License Agreement if Enumeral issues common stock at a price per share that is less than the fair market value per share of the common stock issued to MIT and such licensing institutions based upon a weighted average formula set forth in the License Agreement. In July 2014, Enumeral and MIT entered into a second amendment to the License Agreement, pursuant to which MIT’s participation rights and anti-dilution rights under the license agreement were terminated. Other than the exchange of Enumeral’s common stock for the Company’s common stock in connection with the Merger, the Company did not issue any shares of common stock to MIT and such other licensing institutions in connection with the License Agreement in 2014.

Consulting Agreements

On April 19, 2011, Enumeral entered into a consulting agreement with Barry Buckland, Ph.D., a member of the board of directors. Pursuant to the original agreement, Dr. Buckland was be compensated through the issuance of 159,045 restricted common shares that vested on the following schedule: 25% on the execution of the contract, 25% on April 19, 2012 and the remaining 50% vesting in equal monthly installments through April 1, 2014. The term of the consulting agreement was three years. On February 11, 2013, the consulting agreement was amended so that Dr. Buckland would receive $75,000 per year for a period of one year. On August 14, 2013, the consulting agreement was amended so that Dr. Buckland would receive $37,500 per year for a period of one year. During the nine months ended September 30, 2014 and 2013, Enumeral recognized $15,209 and $52,989 of expense related to the consulting agreement, respectively, and during the three months ended September 30, 2014 and 2013, Enumeral recognized $12,500 and $10,827 of expense related to the consulting agreement, respectively. In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”) pursuant to which Dr. Buckland will serve as chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 20, 2013, Enumeral entered into a consulting agreement with Allan Rothstein and Norman Rothstein (collectively the “consultants”). Pursuant to the consulting agreement, Allan Rothstein was elected as a member of the Board of Directors of Enumeral. The consultants were compensated through the issuance of 1,000,000 shares of restricted common stock of Enumeral with one third vesting upon the execution of the consulting agreement, one third vesting on December 10, 2013 and one third vesting on March 10, 2014. The consulting agreement has a term of two years. During the three and nine months ended September 30, 2014, Enumeral recognized $0 and $68,764 of expense related to the consulting agreement, respectively. This consulting agreement was terminated on July 30, 2014.

8 – EQUITY

Common Stock

On April 8, 2014, Enumeral amended its articles of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 24,000,000.

In April 2014, Enumeral issued 948,823 shares of Series B Convertible Preferred Stock at an issue price of $2.125 per share for proceeds of $1,597,860, net of issuance costs of $418,390. The Series B Preferred Stock ranks pari passu in all respects to Enumeral’s Series A-2, Series A-1 and Series A Preferred Stock. In connection with the offering, Enumeral compensated the placement agent through the payment of $81,000 and the issuance of a warrant with respect to 38,259 Series B shares exercisable at $2.125 per share for a term of five years. These costs were included in the total issuance costs. All shares and warrants were converted as part of the Merger (see Merger discussion below).

In April 2014, Enumeral issued warrants to two executive officers to purchase 105,881 shares of Convertible Preferred Series B shares in connection with Enumeral’s Series B financing. These warrants were issued in relation to these executives taking a salary reduction prior to the Series B round of financing. In connection with the Merger in July 2014, these warrants were converted into warrants to purchase 309,967 shares of the Company’s common stock (see Merger discussion below).

On July 31, 2014, Enumeral entered into the Merger Agreement, pursuant to which Enumeral became a wholly owned subsidiary of the Company. The Company’s authorized capital stock currently consists of 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

Merger

As a result of the Merger, all issued and outstanding common and preferred shares of Enumeral were exchanged for common shares of the Company as follows: (a) each share of Enumeral’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.102121 shares of the Company’s common stock for a total of 4,940,744 shares post-Merger, (b) each share of Enumeral’s Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.598075 shares of the Company’s common stock for a total of 4,421,744 shares post-Merger, (c) each share of Enumeral’s Series A-1 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.790947 shares of the Company’s common stock for a total of 3,666,428 shares post-Merger, (d) each share of Enumeral’s Series A-2 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.997594 shares of the Company’s common stock for a total of 3,663,177 shares post-Merger, (e) each share of Enumeral’s Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 2.927509 shares of the Company’s common stock for a total of 2,777,687 shares post-Merger and (f) a convertible note and accrued interest was converted into 3,230,869 shares of the Company’s common stock post-Merger.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business and acquired the business of Enumeral, and will continue the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc. In accordance with “reverse merger” accounting treatment, historical financial statements for Enumeral Biomedical Holdings Inc. as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Enumeral prior to the Merger in all future filings with the SEC.

Private Placement

On July 31, 2014, the Company closed a private placement offering (the “PPO”) of 21,549,510 units of securities, at a purchase price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). The investors in the PPO (for so long as they hold shares of the Company’s common stock) have anti-dilution protection on those Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning), such that if within two years after the final closing of the PPO the Company shall issue additional shares of the Company’s common stock or common stock equivalents (subject to customary exceptions, including but not limited to (a) issuances of awards under the Company’s 2014 Equity Incentive Plan and (b) other exempt securities) for a consideration per share less than $1.00 (the “Lower Price”), each such investor would be entitled to receive from the Company additional Units in an amount such that, when added to the number of Units initially purchased by such investor, would equal the number of Units that such investor’s PPO subscription amount would have purchased at the Lower Price. The net proceeds received from the PPO were $18,255,448.

The Company agreed to pay the placement agents in the offering, registered broker-dealers, a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agents received warrants exercisable for a period of five years to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock with a per share exercise price of $1.00 (the “Agent Warrants”); provided, however, that the placement agents were not entitled to any warrants on the sale of Units in excess of 20,000,000. Any sub-agent of the placement agents that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above. The Company was also required to reimburse the placement agents $30,000 in the aggregate for legal expenses incurred by the placement agents’ counsels in connection with the PPO, as described in the private placement agreements. As a result of the foregoing, the placement agents were paid an aggregate cash commission of $2,154,951 and were issued Agent Warrants to purchase 2,000,000 shares of the Company’s common stock. The Agent Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have “weighted average” anti-dilution protection for the same period as the Units, subject to customary exceptions. The value ascribed to the Agent Warrants are carried at fair value and reported as a derivative liability on the accompanying balance sheets.

The Company incurred approximately $500,000 of expenses in connection with the offering outside of the placement agent commissions and issued the subagent to one of the placement agents 150,000 shares of the Company’s common stock.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Merger Agreement provided certain anti-dilution protection to the holders of the Company’s common stock immediately prior to the Merger (after giving effect to the Split-Off), in the event that the aggregate number of units sold in the PPO after the final closing thereof were to exceed 15,000,000. Accordingly, based on the final amount of gross proceeds raised in the PPO, the Company issued 1,693,747 additional shares of the Company’s common stock to holders of the Company’s common stock immediately prior to the Merger. The Company recorded $1,693,747 in other expense related to this issuance of shares at $1.00 per share.

9 - STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Stock Options

In December 2009, Enumeral adopted the 2009 Stock Incentive Plan (the “2009 Plan”). In April 2014, Enumeral amended the 2009 Plan to increase the number of shares authorized thereunder to 3,200,437. The 2009 Plan was terminated in July 2014 in connection with the Merger.

On July 31, 2014, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which reserves a total of 8,100,000 shares of the Company’s common stock for incentive awards. In connection with the Merger, options to purchase 948,567 shares of Enumeral common stock previously granted under the 2009 Plan were converted into options to purchase 1,045,419 shares of the Company’s common stock under the 2014 Plan.

Generally, shares that are expired, terminated, surrendered or cancelled without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

As of September 30, 2014, there are 5,724,753 shares available for issuance under the 2014 Plan to eligible employees, nonemployees directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

During the nine months ended September 30, 2014, there were 1,512,630 stock options granted to employees or directors under the 2014 Plan. The vesting of employee and director awards is time-based and the restrictions typically lapse 25% after 12 months and monthly thereafter for the next 36 months for employees and annually over three years for directors. In addition, certain option awards for employees provide for vesting of all or a portion of the shares underlying such option upon the achievement of certain milestones or performance-based criteria. The weighted average, stock price, risk-free interest rate, expected dividend yield, expected term, volatility and grant date fair value of these options granted during the nine months ended September 30, 2014 was $1.00, 2.48%, 0%, 6 years, 105.4%, and $0.82, respectively.

In July 2014, Enumeral modified the option grants to two former directors of Enumeral. As a result of this modification, 77,148 shares became fully vested and the Company incurred stock based compensation of $63,262 during the three month period ended September 30, 2014.

Stock option expense for employees was $229,571 and $15,816 for the nine months ended September 30, 2014 and 2013, respectively, while non-employee stock option expense was $5,104 and $3,211 for the nine months ended September 30, 2014 and 2013, respectively. Stock option expense for employees was $220,123 and $7,163 for the three months ended September 30, 2014 and 2013, respectively, while non-employee stock option expense was $2,873 and $1,788 for the three months ended September 30, 2014 and 2013, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary stock option activity for the nine months ended September 30, 2014 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at December 31, 2013	874,056	$0.22	7.7
Granted	1,512,630	$1.00
Exercised	-	$-
Canceled	(12,266)	$1.00
Outstanding at September 30, 2014	2,374,420	$0.71	8.5
Exercisable at September 30, 2014	677,243	$0.33	7.2

The aggregate intrinsic value of options exercisable at September 30, 2014 was $451,487. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date.

Restricted Stock

Restricted stock expense was $149,623 and $104,852 for the nine months ended September 30, 2014 and 2013, respectively, and $12,282 and $34,945 for the three months ended September 30, 2014 and 2013, respectively.

A summary of restricted stock activity for the nine months ended September 30, 2014 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock at December 31, 2013	1,113,048	$0.23
Issuance of restricted stock	-	$-
Vested	(716,591)	$(0.22)
Balance of unvested restricted stock at September 30, 2014	396,457	$0.25

Warrants

As of September 30, 2014, there are a total of 24,803,409 warrants outstanding to purchase shares of the Company's common stock. Of these, 23,549,510 warrants issued in connection with the PPO and 66,574 warrants issued to Square 1 Bank are accounted for as derivative liability warrants.

Derivative Liability Warrants

In connection with the PPO, the Company issued warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock. Additionally, in connection with the Square 1 Financing, Enumeral issued warrants to purchase 41,659 shares of Enumeral’s Series A preferred stock that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A) PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). All 23,549,510 warrants were outstanding as of September 30, 2014. The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. The fair value of the warrants is estimated using a Black-Scholes model. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

B) Square 1 Financing

In connection with the December 2011 Square 1 Financing, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of December 31, 2013 was determined to be $33,930 using the Black-Scholes pricing model and the following assumptions: expected term of 4.9 years, 74.3% volatility, and a risk-free rate of 1.75%. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of December 31, 2013 was determined to be $7,536 using the Black-Scholes pricing model and the following assumptions: expected term of 5.7 years, 74.3% volatility, and a risk-free rate of 1.75%. The warrants are classified as derivative liabilities in the accompanying balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. As of September 30, 2014 these warrants are outstanding and expire on December 5, 2018 and June 12, 2019.

C) Derivative Liability Re-Measurement

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants as of September 30, 2014 with the following weighted average assumptions: risk-free interest rate of 1.72%, remaining term of 4.83 years, volatility rate of 102.2% and no expected dividends.  As of September 30, 2013, the following weighted average assumptions were used: risk-free interest rate of 1.39%, remaining term of 5.28 years, a volatility rate of 76.1% and no expected dividends.

The Company recorded expense of $4,833,628 for the nine months ended September 30, 2014 and income of $789 for the nine months ended September 30, 2013, due to the change in the fair value of the warrants. The Company recorded expense of $4,837,307 for the three months ended September 30, 2014 and income of $621 for the three months ended September 30, 2013, due to the change in the fair value of the warrants. Outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Warrants

In April 2014, in connection with Enumeral’s Series B preferred stock offering, Enumeral compensated the placement agent through the issuance of a warrant with for 38,259 shares of Enumeral Series B preferred stock. The estimated fair value of the warrants at the time of issuance was determined to be $49,854 using the Black-Sholes pricing model and the following assumptions: expected term of five years, 74.6% volatility, and a risk-free rate of 1.72%. The Company recorded this value net against issuance cost in equity. In connection with the Merger in July 2014, these Series B preferred stock warrants were converted into a warrant to purchase 112,001 shares of the Company’s common stock.

In April 2014, Enumeral issued warrants to two executive officers to purchase 105,881 shares of Enumeral Series B preferred stock in connection with Enumeral’s Series B financing. These warrants were issued in relation to these executives taking a salary reduction prior to the Series B financing. The estimated fair value of the warrants at the time of issuance was determined to be $137,770 using the Black-Sholes pricing model and the following assumptions: expected term of five years, exercise price of $2.125 per share, 74.6% volatility, and a risk-free rate of 1.63%. This warrant vests over six months. During the three and nine months ended September 30, 2014, the Company recorded $68,885 and $126,289 respectively, of stock based compensation expense related to these grants. In connection with the Merger in July 2014, these Series B warrants were converted into warrants to purchase 309,967 shares of the Company’s common stock.

In April 2014, Enumeral issued warrants associated with Enumeral’s convertible promissory notes to purchase 694,443 shares of Enumeral common stock. As part of the Merger, these warrants were converted into warrants to purchase 765,357 shares of the Company’s common stock.

The exercise price of all these warrants is $0.27 per share.

10 - CONCENTRATIONS

During the nine months ended September 30, 2014, the Company recorded sales to two customers of $75,714 (63%) and $40,000 (33%) in excess of 10% of the Company’s total sales. During the nine months ended September 30, 2013, the Company recorded sales to three customers of $182,996 (54%), $89,182 (26%) and $62,500 (18%) in excess of 10% of the Company’s total sales. At September 30, 2014, accounts receivable consisted of amounts due from three customers which represented approximately 56%, 36% and 8% of the outstanding accounts receivable balance. At September 30, 2013, accounts receivable consisted of amounts due from three customers which represented approximately 57%, 29% and 14% of the outstanding accounts receivable balance.

11 - SUBSEQUENT EVENTS

On November 7, 2014, the Company entered into an Indenture of Lease (the “Lease”) with King 200 CPD LLC (“Landlord”), pursuant to which the Company will lease 16,825 square feet of office and laboratory space located at 200 CambridgePark Drive in Cambridge, Massachusetts (the “Premises”). Under the terms of the Lease, the Company will receive the benefit of a mutually agreed upon “turn-key” build out by Landlord for the Premises.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The term of the lease (the “Term”) is five years beginning on the Term Commencement Date, which is defined in the Lease as the earlier of (i) substantial completion of certain improvements to the Premises as set forth in the Lease or (ii) the date on which the Company first uses the Premises, or any portion thereof, as permitted pursuant to the provisions of the Lease. Pursuant to the Lease, the Estimated Term Commencement Date is March 15, 2015.

Pursuant to the terms of the Lease, the initial base rent will be $42.50 per square foot, or approximately $715,062 on an annual basis, which will increase incrementally over the Term, reaching approximately $804,739 on an annual basis in the fifth year of the Term.  In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the Premises, as calculated pursuant to the terms of the Lease.  Pursuant to the terms of the Lease, the Company also agreed to deliver to Landlord a security deposit in the approximate amount of $529,699, either in the form of cash or an irrevocable letter of credit, which may be reduced to the approximate amount of $411,988 following the second anniversary of the Term Commencement Date if the Company meets certain financial conditions set forth in the Lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The audited financial statements of Enumeral for the fiscal years ended December 31, 2013 and 2012, and the unaudited condensed financial statements of Enumeral for the three months and nine months ended September 30, 2014 and 2013, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report.

Unless the context indicates otherwise, all references in this report to “Enumeral Biomedical,” the “Company,” “we,” “us” and “our” refer to Enumeral Biomedical Holdings, Inc., and its wholly-owned subsidiary, Enumeral Biomedical Corp.; and references to “Enumeral” refer to Enumeral Biomedical Corp.

We were incorporated in Nevada as Cerulean Group, Inc. on February 27, 2012, and converted to a Delaware corporation on July 10, 2014. Our original business was to develop and operate a website for self-travelers and backpackers that would allow a person with a mobile device or computer and access to the Internet to build a trip. Prior to the Merger, which is described in further detail below, our Board of Directors determined to discontinue operations in this area to seek a new business opportunity. As a result of the Merger, we have acquired the business of Enumeral. In connection with the Merger, we have also changed our name to Enumeral Biomedical Holdings, Inc. and changed our state of incorporation from Nevada to Delaware.

On July 25, 2014, we completed a 4.62-for-1 forward split of our common stock in the form of a dividend, with the result that the 6,190,000 shares of our common stock outstanding immediately prior to the stock split became 28,597,804 shares of common stock outstanding immediately thereafter. All share and per share numbers in this report relating to our common stock have been adjusted to give effect to this stock split, unless otherwise stated.

On July 31, 2014, our wholly owned subsidiary, Enumeral Acquisition Corp., a corporation formed in the State of Delaware on July 21, 2014, merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Enumeral stock was converted into shares of our common stock.

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Cerulean Operating Corp., a Delaware corporation (“Split-Off Subsidiary”), formed on July 24, 2014. Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our common stock held by such stockholder (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

Also on July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share and with a term of five years (the “PPO Warrants”).

Also on July 31, 2014, we changed our fiscal year from a fiscal year ending on October 31 of each year to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

As a result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent. In accordance with applicable accounting principles, the historical financial results of Enumeral, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

Enumeral was incorporated on December 11, 2009 and has devoted substantially all of its resources to the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. To date, all of the Company’s revenue has resulted from payments from strategic partners and the Company has not received any revenue from the sale of products or services. As of September 30, 2014, the Company had total stockholders’ deficiency of $4,860,548, including an accumulated deficit of $20,731,634.

Following the Merger, we are now in the business of discovering and developing novel antibody therapeutics that help the immune system attack diseased cells (“immunomodulators”). We believe that we have a unique ability to extensively interrogate cells of the human immune system for drug candidate validation and that this ability gives us a distinct advantage in selecting potential best-in-class therapeutic candidates. We are building a pipeline of drug candidates for the treatment of cancer and inflammatory diseases and leveraging the breadth of our technology in order to drive near-term cash flows from out-licensing of our drug candidates and through strategic collaboration partnerships. Our near-term goals include performance of preclinical testing on drug candidates resulting from our internal programs to generate data to support our ability to obtain revenue from co-development partners. Enumeral has focused its research efforts on using its proprietary drug discovery platform utilizing, in part, technology licensed by Enumeral from M.I.T., Harvard University and other institutions to identify and elucidate antibodies and antigens that are relevant to diseases that affect millions of individuals and are underserved by current therapeutic alternatives. These diseases have included cancer, infectious, and inflammatory diseases. We believe that the breadth of our drug discovery platform offers us the potential to grow our business through revenue-generating collaborative research and development partnerships.

Our strategy is to generate superior antibodies that we will co-develop, either through collaborative partnerships, or out-licensing partnerships, with larger biotechnology or pharmaceutical companies. Our goal initially is to obtain such partners following completion of “ex vivo” human and animal preclinical studies, and prior to completion of full investigational new drug (“IND”)-enabling studies, or we may fund IND-enabling studies and seek collaboration partners at that point. The immediate commercial goal of our programs is to reach significant value inflection points in the next twelve to eighteen months in order to obtain from the sale or license of product discovery programs a combination of up-front payments; subsequent milestone payments as the candidate clears pre-clinical and clinical regulatory hurdles; and royalty payments upon future sales of the marketed drug.

We continue to expand our intellectual property portfolio, having recently received notice that seven patents in the Company’s estate recently issued: three patents in the U.S. and four patents in international jurisdictions. The Company believes that these patents provide additional protection for the Company’s proprietary immune profiling platform that mines human-derived tissue with high efficiency and sensitivity.

Enumeral has entered into several strategic alliances, which have provided the Company with research and grant funding. Revenue recognized under these collaborations and grant funding through September 30, 2014 has aggregated $636,275.

Internal product discovery programs that achieve significant value inflection points in the next twelve to eighteen months may generate cash flow to the Company from asset sales or licensing transactions. Revenues from corporate collaborations also serve to minimize future operating losses and equity requirements.

Our actual capital requirements may vary significantly and will depend on many factors, including progress of our proprietary programs, and the number and breadth of these programs; retention of existing and establishment of additional corporate collaborations and licensing arrangements; achievement of specific research objectives under our corporate collaboration arrangements; and the progress of the development efforts of the Company’s collaboration partners.

To date, our proof-of-concept corporate collaborations have provided modest revenues, and one has provided commercialization rights including shared (equal) ownership in any Enumeral-discovered antibodies, and rights to certain therapeutic and diagnostic outcomes. Our efforts to secure corporate collaborations in the future are focused on entering into one or more full-scale joint product discovery and development corporate collaborations that can provide significant up-front payments, up-front fees, full time employee-based research funding, milestone payments from Company and partner achievements, and license fees. We would also seek to retain commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from large-scale corporate collaborations.

Even if the Company is successful in entering into large corporate collaborations, we may incur increasing expenses and additional losses for at least the next several years due to expanding internal product discovery programs; significant fluctuations in both timing and amounts of payments under corporate collaborations and licensing arrangements; expenses related to commercializing the Company’s rights retained in its corporate collaborations; competing technological and market developments; and the costs involved in obtaining and enforcing patent claims and other intellectual property rights.

Consequently, the Company may require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional corporate collaborations. No assurance can be given that additional financing, corporate collaborations and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders.

See Item 1A., “Risk Factors”.

Results of Operations

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

	For The	For The
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Collaboration and license revenues	$115,714	$158,048
Grant revenues	5,408	182,996

Total revenues	121,122	341,044

Cost of revenue and expenses
Research and development	2,535,228	1,749,775
General and administrative	2,009,918	1,198,531

Total cost of revenue and expenses	4,545,146	2,948,306

Loss from operations	(4,424,024)	(2,607,262)

Other income (expense)
Interest expense	(268,998)	(84,077)
Other expense	(1,693,747)	-
Change in fair value of derivatives	(4,833,628)	789

Total other income (expense), net	(6,796,373)	(83,288)

Net loss before income taxes	(11,220,397)	(2,690,550)
Provisions for income taxes	-	-
Net loss	$(11,220,397)	$(2,690,550)

Revenue decreased 64.5% to $121,122 in the nine months ended September 30, 2014 from $341,044 in the nine months ended September 30, 2013. The decreases in revenue are primarily attributable to the completion of multiple collaboration projects by the end of 2013, as well as a decrease in grant revenue following completion of the Phase I National Cancer Institute (“NCI”) project in 2013.

Research and development expenses increased 44.9% to $2,535,228 in the nine months ended September 30, 2014 from $1,749,775 in the nine months ended September 30, 2013. The increase was primarily attributable to increased payroll and personnel expenses of $188,791 from $647,105 to $835,896, as the Company hired additional research and development personnel; patent expenses of $277,765 from $166,335 to $444,100; an increase in consulting expenses of $190,644 from $62,182 to $252,826; and an increase in lab expenses of $87,152 from $361,283 to $448,435. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company’s proprietary internal programs. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

General and administrative expenses increased 67.7% to $2,009,918 in the nine months ended September 30, 2014 from $1,198,531 in the nine months ended September 30, 2013. The increase was primarily attributable increases in professional service fees of $381,313 from $373,619 to $754,932, increased travel and other expenses of $46,270 from $123,227 to $169,497, an increase in non-cash stock compensation expense of $363,086 from $119,304 to $482,390, increases due to costs of being a public company of $61,129 from $7,288 to $68,417, offset by a decrease in payroll and personnel expenses expense of $81,783 from $507,931 to $426,148.

Interest expense increased 219.9% to $268,998 in the nine months ended September 30, 2014 from $84,077 in the nine months ended September 30, 2013. This increase is largely attributable to the debt discounts recorded and the beneficial conversion feature, which are accreted to interest expense over the term of the loan using the effective interest rate for the nine months ended September 30, 2014. The Company converted these notes and accrued interest in the PPO and extinguished the beneficial conversion feature of $103,846 to interest expense upon conversion. No such instruments were outstanding during the nine months ended September 30, 2014 and 2013.

Based on the final amount of gross proceeds raised in the PPO, the Company issued 1,693,747 additional shares of common stock to the holders of the Company’s common stock immediately prior to the Merger. These additional shares were issued at $1.00 per share. The Company recorded $1,693,747 in expenses related to these additional shares in the nine month period ended September 30, 2014.

In connection with the PPO, the Company issued warrants to purchase an aggregate of 23,549,510 shares of common stock. As of September 30, 2014, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at September 30, 2014 was estimated at $21,136,878. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. During the nine month period ended September 30, 2014, we realized a loss of $4,833,628, due to the change in the fair value of the warrant liability. This loss is principally a result of the increase of the fair value of our stock price between December 31, 2013 and September 30, 2014. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of warrants outstanding.

Net loss increased to $11,220,397 in the nine months ended September 30, 2014 from $2,690,550 in the nine months ended September 30, 2013. This increase was primarily due to costs associated with the Merger, changes in the fair value of warrants, increased research and development expenses and general and administrative expenses, along with decreased revenues.

As of September 30, 2014, the Company has accumulated losses of $20,731,634 since inception and, therefore, has not paid any federal taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

	For The	For The
	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Collaboration and license revenues	$65,000	$90,881
Grant revenues	5,408	49,959

Total revenues	70,408	140,840

Cost of revenue and expenses
Research and development	1,058,711	583,372
General and administrative	1,163,218	495,246

Total cost of revenue and expenses	2,221,929	1,078,618

Loss from operations	(2,151,521)	(937,778)

Other income (expense)
Interest expense	(140,917)	(25,145)
Other expense	(1,693,747)	-
Change in fair value of derivatives	(4,837,307)	621

Total other income (expense), net	(6,671,971)	(24,524)

Net loss before income taxes	(8,823,492)	(962,302)
Provisions for income taxes	-	-
Net loss	$(8,823,492)	$(962,302)

Revenue decreased 50.0% to $70,408 in the three months ended September 30, 2014 from $140,840 in the three months ended September 30, 2013. The decreases in revenue are primarily attributable to the completion of multiple collaboration projects by the end of 2013 as well as a decrease in grant revenue following completion of the NCI project in 2013.

Research and development expenses increased 80.8% to $1,058,711 in the three months ended September 30, 2014 from $583,372 in the three months ended September 30, 2013. The increase was primarily attributable to increases in payroll and personnel expenses of $152,911 from $205,699 to $358,610, as the Company hired additional research and development personnel, patent expenses of $84,423 from $102,430 to $186,853, increases in laboratory costs of $103,420 from $80,835 to $184,255 and an increase in consulting expenses of $109,295 from $15,700 to $124,995. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company’s existing proprietary programs. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

General and administrative expenses increased 134.9% to $1,163,218 in the three months ended September 30, 2014 from $495,246 in the three months ended September 30, 2013. This increase was primarily attributable to increases in payroll and personnel expenses of $67,596 from $204,052 to $271,648, increases in professional services fees of $264,746 from $190,230 to $454,976, increases due to costs of being a public company of $55,296 from $5,225 to $60,521 and an increase in noncash stock compensation expense of $233,541 from $42,097 to $275,638.

Net interest expense increased 460.4% to $140,917 in the three months ended September 30, 2014 from $25,145 in the three months ended September 30, 2013. This increase is largely attributable to the debt discounts recorded and the beneficial conversion feature in connection with the convertible notes, which are accreted to interest expense over the term of the loan using the effective interest rate for the three months ended September 30, 2014. The Company converted these notes and accrued interest in the PPO and extinguished the beneficial conversion feature of $103,846 to interest expense upon conversion. No such instruments were outstanding during the three months ended September 30, 2013.

Based on the final amount of gross proceeds raised in the PPO, the Company issued 1,693,747 additional shares of common stock to the holders of the Company’s common stock immediately prior to the Merger. These additional shares were issued at $1.00 per share. The Company recorded $1,693,747 in expenses related to these additional shares in the three month period ended September 30, 2014.

In connection with the PPO, the Company issued warrants to purchase an aggregate of 23,549,510 shares of common stock. As of September 30, 2014, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at September 30, 2014 was estimated at $21,136,878. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. During the three month period ended September 30, 2014, we realized a loss of $4,837,307, due to the change in the fair value of the warrant liability. This loss is principally a result of the increase of the fair value of our stock price between June 30, 2014 and September 30, 2014. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of warrants outstanding.

Net loss increased $7,861,190 to $8,823,492 in the three months ended September 30, 2014 from $962,302 in the three months ended September 30, 2013. This increase was due to increased research and development expenses and general and administrative expenses, increases in costs due to the Merger, and changes in the fair value of warrants, offset by decreased revenues.

Liquidity and Capital Resources

Enumeral had financed its operations since inception primarily through private placement of preferred stock, venture debt, and revenues from corporate collaborations and the contracts with NCI. Enumeral previously raised gross proceeds of $10.6 million in four financing rounds, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred financing completed in mid-2012; (iii) a $2.7 million Series A-2 financing completed in mid-2013; and (iv) a $2.0 million Series B Preferred financing in April 2014. All shares of Enumeral preferred stock issued in the above financing rounds were converted into the Company’s common stock in the Merger.

In December 2011, we entered into a venture debt financing with Square 1 Bank for $1.79 million which was advanced during 2011 and 2012. The financing, including a $15,000 success fee, was repaid in full in August 2014.

To date, revenue from contracts with our collaboration partners and the NCI totaled $636,275, of which $449,036 was realized in calendar 2013 and $121,122 was realized in the nine months ended September 30, 2014.

To fund operations during 2014 prior to the completion of the Series B financing, we completed a $750,000 bridge note financing that, in connection with the Merger, was converted into 3,230,869 shares of the Company’s common stock.

As of September 30, 2014, the Company has approximately $16.2 million in cash and cash equivalents and believes that its existing cash and investment securities and anticipated cash flow from strategic alliances will be sufficient to support the Company’s operations for at least the next 12 months.

The Company’s actual future capital requirements, however, will depend on many factors, including progress of its research and development programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company’s strategic partners. These factors also include the level of the Company’s activities relating to commercialization rights it has retained in its strategic alliance arrangements, competing technological and market developments, the costs involved in obtaining and enforcing patent claims and other intellectual property rights and the costs and timing of regulatory approvals.

The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to Enumeral or its stockholders. It is possible the Company may never reach profitability. See Item 1a., “Risk Factors”.

Critical Accounting Policies, Estimates, and Judgments

Recently Adopted Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”), which eliminates the concept of a development stage entity in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more development stage entities (“DSE”) being considered variable interest entities. The new guidance applies to all entities that previously met the definition of a DSE. ASU 2014-10 is effective for public business entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption of the new standard is permitted. Management has elected to early adopt ASU 2014-10, as permitted and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates used in preparing the Company’s financial statements include the estimation of stock based compensation, stock warrants liability, accrued expenses, revenue recognition and income taxes. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of September 30, 2014 or December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The Company has determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates. Investments are classified as available-for-sale pursuant to FASB’s Accounting Standards Codification 320,  Investments — Debt and Equity Securities, and are recorded on the balance sheet at fair value

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consists primarily of cash and cash equivalents. The Company generally invests its cash in money market funds, U.S. Treasury securities and U.S. Agency securities that are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the nine months ended September 30, 2014 and 2013, respectively.

Earnings (Loss) Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, the number of shares underlying options and warrants that were anti-dilutive was approximately 27.2 million shares and 0.9 million shares, respectively.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. The Company would establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with GAAP and has no uncertain tax liabilities at September 30, 2014 or December 31, 2013. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB’s Accounting Standards Codification 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Lab equipment	5 years
Computer equipment and software	3 years
Furniture	3 years
Leasehold improvements	Shorter of useful life or life of the lease

Revenue Recognition

Collaboration and License Revenue

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with GAAP.

The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as a measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on best-efforts basis and the Company can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory. At that time, the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over a period the Company expects to complete its performance obligations.

Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

Grant Revenue

The Company recognizes nonrefundable grant revenue that is earned in connection with its Research Agreement with the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”), which was executed in September 2012. In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from NCI pursuant to which the Company will be developing an automated prototype system for human tissue immuno-oncology profiling, which will be deployed at two leading medical institutions over the course of the contract. Grant revenue consists of a portion of the funds received to date by the NIH, which allow the Company to conduct research on colon cancer tissues. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement.

Research and Development Expenses

Research and development expenditures are charged to the statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical supply costs, contract services, depreciation and amortization expense and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred. Legal fees incurred in connection with patent applications along with fees associated with the license to the Company’s core technology are expensed as research and development expense.

Derivative Liabilities

Warrants for the purchase of common stock that do not meet the requirements for equity classification are carried at fair value and reported as derivative liabilities on the accompanying balance sheets. Changes in the fair value of derivative liabilities are included in other income in the statements of operations.

Stock-Based Compensation

The Company has elected to use the Black-Scholes option pricing model to determine the grant date fair value of share-based awards. The Company recognizes the compensation cost of employee share-based awards on a straight-line basis over the employee’s requisite service period of each award, which is generally the vesting period.

The fair value of the restricted stock awards granted to employees is based upon the fair value of the common stock on the date of grant. Expense is recognized over the vesting period.

Prior to the Merger, Enumeral engaged a third party to develop an estimate of the fair value of a share of Enumeral’s common stock on a fully-diluted, minority, non-marketable basis as of December 31, 2013. Based upon unaudited historical, pro-forma and/or forecast financial and operational information, which Enumeral management represented as accurately reflecting the company’s operating results and financial position, the third party utilized both a market approach (using various financial statement metrics of similar enterprises’ equity securities to estimate the fair value of Enumeral’s equity securities) and an income approach (which bases value on expectations of future income and cash flows) in their analyses. The fair value of a single share of common stock was determined using the option pricing method, which treats common and preferred stock as call options on the aggregate enterprise value and using traditional models, including Black-Scholes or binomial models, to calculate share values.

Following the Merger, the Company’s common stock is publicly traded, and fair market value is determined based on the closing sales price of the Company’s common stock on the OTC Markets.

Recent Authoritative Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2014.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents and marketable securities of $16,209,208 and $263,910, respectively, consisting primarily of money market funds and U.S Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. Although we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are recorded at fair value.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and President, Arthur H. Tinkelenberg, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Enumeral in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Enumeral became a public reporting company in connection with a reverse merger completed on July 31, 2014. The Company’s management team has initiated, or plans to initiate, certain measures designed to improve the effectiveness of the Company’s controls and procedures, including but not limited to the recruitment and hiring of additional financial and accounting personnel, as well as the implementation of additional review and approval processes. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. Before investing in the securities you should carefully consider the following risks, together with the financial and other information contained in this report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities.

This report contains certain statements relating to future events or the future financial performance of our company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our common stock. In such a case, investors in our common stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Prospectus and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to our Business and the Industry in Which We Operate

We may face uncertainties relating to technological approaches.

To date, Enumeral has not developed or commercialized any products based on its technological approaches and utilizing its proprietary drug discovery platform. There can be no assurance that these approaches will enable the Company to successfully discover monoclonal antibodies, or mAbs, and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases.

The development of mAbs and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases also will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that any products based on these technologies will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals; the products, if safe and effective, will be difficult to manufacture on a large scale or will be uneconomical to market; proprietary rights of third parties will preclude the Company or its collaborative partners from marketing products; or third parties will market superior or equivalent products. As a result, there can be no assurance that the Company’s research and development activities will result in any commercially viable products.

Biotechnology and pharmaceutical technologies have undergone and are expected to continue to undergo rapid and significant change. The Company’s future success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Rapid technological developments by the Company or others may result in products or processes becoming obsolete before the Company recovers any expenses it incurs in connection with the development of such products.

We may not achieve profitability.

Enumeral has incurred operating losses in each year since its inception and expects to have negative cash flow from operations through at least the end of 2016. Enumeral experienced net losses of approximately, $1.7 million in 2011, $3.2 million in 2012 and $3.8 million in 2013. Our ability to become profitable will depend on our ability to increase our revenues, which is subject to a number of factors including our ability to successfully penetrate and expand the research and discovery market through collaborations with third parties, our ability to successfully market our core technology and develop effective research, the success of our collaborative programs, our ability to compete effectively against current and future competitors, availability of public funding through grants and other federal funds, the time required to reach commercial revenue and profitability, if at all, and global economic and political conditions.

The Company’s ability to become profitable also depends on its expense levels, which are influenced by a number of factors, including the resources it devotes to developing and supporting its projects and potential products, the continued progress of its research and development of potential products, its ability to improve its research and development efficiencies, license fees or royalties it may be required to pay, and the potential need to acquire licenses to new technology or intellectual property, the availability of intellectual property for licensing or acquisition, or to use its technology in new markets, which could require the Company to pay unanticipated license fees and royalties in connection with these licenses.

Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If the Company fails to grow its revenue and manage its expenses, it may never achieve profitability, which would adversely and materially affect its ability to provide a return to its investors.

We will require additional capital to support business growth, and such capital might not be available.

We will continue to expend substantial resources for research and development, including costs associated with developing our technology and conducting internal research and development to support our technology development, marketing and business development efforts. Our future capital requirements will depend on a number of factors, including, by way of example:

•	the size and complexity of research and development programs;
•	the scope and results of technology testing and development, if any;
•	the retention of existing and establishment of further partnerships, if any;
•	continued scientific progress in our research and development programs;
•	competing technological and market developments;
•	the time and expense of filing and prosecuting patent applications and enforcing patent claims; and
•	the cost of conducting commercialization activities and arrangements and in-licensing products, if it proves necessary to do so.

The Company intends to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, conduct clinical trials through its collaborations, if needed, enhance its operating infrastructure and acquire complementary business and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company’s shareholders. In addition, these securities may be sold at a discount from the market price of the Company’s common stock. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it, its ability to continue to support its business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on its business and financial condition.

If we cannot successfully commercialize our discovery platform, our business would be harmed.

Our technology represents a new approach to discovering novel therapeutic product candidates. We are in the research stage for the generation of product candidates employing our antibody technology. To date, neither we nor our partners have identified any product candidates employing our human antibody technology that can be further developed with a view to submitting such product to the United States Food and Drug Administration (“FDA”) or other regulatory body for approval to enter clinical trials. Product candidates discovered based upon the application of our technology may not advance beyond the early stages of product development or demonstrate clinical safety and effectiveness.

Our technology may not generate antibodies or other information useful to product discovery in an efficient and timely manner, if at all. If our technology fails to generate antibody product candidates, or if we or our partners do not succeed in the development of products employing our antibody technology, those product candidates may not be approved or commercialized and our business, financial condition and results of operations may be materially harmed. Furthermore, if we are unable to successfully gain market acceptance of our discovery platform with third parties, we will be unable to generate significant revenues, which will prevent us from achieving profitability and being a sustainable business.

We rely on relationships with collaboration partners and other third parties for development of potential products, supply and will rely on collaboration partners and other third parties for the marketing and sale of any products, if developed, and such collaborative partners or other third parties could fail to perform sufficiently.

We believe that our success in penetrating our target markets depends on our ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky to our future success because, among other things:

•	our collaborative partners may not devote sufficient resources to the success of our collaboration;
•	our collaborative partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
•	our collaborative partners may be acquired by another company and decide to terminate our collaborative partnership or become insolvent;
•	our collaborative partners may develop or license technologies or components competitive with our products;
•	components developed by collaborators could fail to meet specifications, possibly causing us to lose potential projects and subjecting us to liability;
•	disagreements with collaborators could result in the termination of the relationship or litigation;
•	collaborators may not have sufficient capital resources;
•	collaborators may pursue tests or other products that will not generate significant volume for us, but may consume significant research and development and manufacturing resources;
•	our existing collaborations may preclude us from entering into additional future arrangements; or
•	we may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms.

Because these and other factors may be beyond our control, the development or commercialization of our products may delayed or otherwise adversely affected.

If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs, which could adversely affect our product pipeline and business.

Successful development of therapeutic and diagnostic candidates and products is uncertain.

Our development of future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays in product research and development, clinical testing or manufacturing;
•	unplanned expenditures in product development, clinical testing or manufacturing;
•	failure in clinical trials or failure to receive regulatory approvals;
•	emergence of superior or equivalent products;
•	inability to manufacture on our own, or through others, product candidates on a commercial scale;
•	inability to market products due to third-party proprietary rights;
•	election by our partners not to pursue product development;
•	failure by our partners to develop products successfully; and
•	failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

Because we and our partners have not identified product candidates to bring to clinical trials, our revenue and profit potential are unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners.

Our ability to access the drug discovery research and development market is uncertain.

A significant amount of our revenues will depend on long term collaborations with third party biotechnology and pharmaceutical companies for the development and commercialization of new therapeutics and diagnostics. Many factors may affect our ability to access this market, including:

•	timely development of a therapeutic candidates to bring to clinical trials through our collaborations for a condition or a disease, which will generate significant sales;
•	the ability of our collaboration partners to obtain medical insurance reimbursement for such any therapeutic or diagnostic product;
•	the results of clinical trials through our collaborations needed to support any required regulatory approvals;
•	our ability to obtain requisite FDA and comparable foreign agencies or other regulatory clearances or approvals required for products developed and on a timely basis;
•	demand for the products we are able to develop and introduce;
•	our ability to convince our potential customers of the advantages and economic value of our discovery platform over competing technologies and products; and
•	the breadth of our product and service menu relative to competitors;

In particular, we believe that the success of our business will depend in large part on our ability to commercialize our products either through our collaboration partners or alone for the clinical market. We believe that successfully building our business to produce therapeutic and diagnostic products is critical to our long-term goals and success. We have limited experience as a company in utilizing our platform in the therapeutic or diagnostic market and, as a result, we have limited ability to forecast future demand for our products in this market. Failure to successfully penetrate the research and discovery market to exploit our discovery platform will have a material and adverse effect on the company and its sustainability.

The regulatory approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

Although we do not have to seek approval from the FDA for our technology platform or its use in connection with the research market, in the clinical market, any therapeutic and diagnostic products are regulated by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution.

Any therapeutic or diagnostic products, depending on their intended use, will likely require regulatory approval from the FDA or comparable foreign agencies. The FDA approval process can be costly, lengthy and uncertain. Clinical trials are generally required to support the submissions for approval to market, especially in the therapeutic field. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including adverse medical events, efficacy, changes in intended use, changes in medical practice and issues with evaluator Institutional Review Boards.

Failure to comply with the applicable requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution.

With regard to any therapeutics or diagnostic products for which we or our collaborators or licensees may seek clearance or approval from the FDA, any failure or material delay to obtain such clearance or approval could harm our business. In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products and could harm our business.

Prior to marketing, any new therapeutic developed by the Company and its collaborative partners must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials.

Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. Delays or rejections may also be encountered based upon changes in the FDA policies for drug approval during the period of product development and FDA regulatory review of each submitted new drug application (“NDA”) in the case of new pharmaceutical agents, or biologics license application (“BLA”) in the case of biologics. Similar delays also may be encountered in the regulatory approval of any diagnostic product and in obtaining regulatory approval in foreign countries. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic products developed by the Company or its collaborative partners. Furthermore, regulatory approval may entail limitations on the indicated use of a drug. Because certain of the products likely to result from the Company’s disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies.

Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product many have adverse effects on the Company’s business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any state, including preclinical studies and clinical trials, the approval process or post-approval, may result in various adverse consequences to the Company, including the FDA’s delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA or BLA holder. The Company has not submitted an investigational new drug application (“IND”) for any product candidate, and no product candidate has been approved for commercialization in the United States or elsewhere. No assurance can be given that the Company or any of its strategic partners will be able to identify a product candidate to submit for approval, conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company’s collaborative partners from marketing drugs or diagnostic products developed by the Company or limit the commercial use of such products and could have a material adverse effect on the Company’s business, financial condition and results of operations.

We rely on licenses of key technology from third parties and may require additional licenses for many of our new product candidates.

We rely on third-party licenses for our core platform, and we could lose any of our third-party licenses for a number of reasons, including, for example, early termination of such agreements due to breaches or alleged breaches by us to the agreement. Our licenses typically subject us to various commercialization, sublicensing and other material obligations or milestones, with which if we fail to comply, we could lose certain rights under such license, such as a field of use for an application or the right to exclusivity in a specified market, or in some cases, the license could be terminated. If we are unable to enter into a new agreement for such licensed technologies, either on terms that are acceptable to us or at all, we may be unable to use our core platform for a broad range of activities or access some geographic or industry markets. In particular, our core platform relies upon a patent license from Massachusetts Institute of Technology granting to us, among other rights, the right to use certain intellectual property central to our core platform. The continued use of this license is subject to completion by the Company of certain due diligence milestones. In the event that the Company fails to achieve these milestones, the license could be limited or terminated, which would have a substantial material adverse effect on our business.

We also may need to introduce new technologies, products and services in order to market to a broader customer base and grow our revenues, and many new technologies, products and services could require us to obtain additional licenses and pay additional license fees and royalties. Our ability to develop, and offer new technologies, products and services, and our strategic plans and growth, could be impaired if we are unable to obtain these licenses or if these licenses are terminated or expire and cannot be renewed.

In addition, any of our licensors could lose patent protection for a number of reasons, including the invalidity or unenforceability of the licensed patent. We typically do not receive significant indemnification under such arrangements from a licensor against third party claims of intellectual property infringement.

If our competitors and potential competitors develop superior products and technologies, our competitive position and results of operations would suffer.

We face intense competition from a number of companies that offer products and services in our target markets. Information concerning potential competition is set forth in the section entitled “Description of Business – Competition.”

If our discovery platform does not perform as expected, or the reliability of the technology is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

Our success depends on the market’s confidence that we can provide a platform that will produce reliable and credible results. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected; or our products are perceived as difficult to use.

We may be subject to third-party claims that we require additional licenses for our products and we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are can be confidential for up to the first eighteen months following filing) that cover technologies we incorporate in our products. Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, our belief that our products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Due to these factors, there remains a constant risk of intellectual property litigation affecting our business. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and we cannot be assured that we will be able to obtain these licenses or other rights on commercially reasonable terms.

The cost of litigation and the amount of management time associated with infringement cases is significant. Should an infringement case be filed against the Company, there can be no assurance that these matters would be resolved favorably; that we would continue to be able to research, develop or sell the products in question or other products as a result; or that any legal costs associated with defending such claims or any monetary or other damages assessed against us would not have a material adverse effect on the company. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm the our business. Moreover, if a third party claims an intellectual property right to technology that we use, we may be forced to discontinue the use of our discovery platform as it is currently used, an important research and development program, product or product line, alter our discovery platform, products and processes, pay license fees, pay damages for past infringement or cease certain activities. In addition, if claims are made against intellectual property that we currently license, we will not have any meaningful input in resolution of such disputes. Under these circumstances, we may attempt to obtain a license to such intellectual property, but we may not be able to do so on commercially reasonable terms, or at all.

If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.

Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that includes technologies that we license. Our ability to do so will depend on, among other things, complex legal and factual questions. We have licensed our technology under patents of Harvard, Massachusetts General Hospital, the Whitehead Institute and MIT. We cannot assure you that our patents and licenses will successfully preclude others from using our technology. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. Our trade secrets could become known through other unforeseen means.

Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are competitive with, equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our owned or licensed intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our intellectual property rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.

We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Any public announcements related to these suits could cause our stock price to decline.

If we fail to retain key members of our staff our ability to conduct and expand our business would be impaired. We are highly dependent on the principal members of our management and scientific staff.

The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as biologists, biochemists, microbiologists, statisticians, software developers and business development. Attracting, retaining and training personnel with the requisite skills remains challenging, and, as general economic conditions improve, it is becoming increasingly competitive, particularly in the Greater Cambridge area of Massachusetts where our main office and laboratory is located. If at any point we are unable to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be seriously reduced.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We also may be subject to the laws regarding the use, manufacture, storage, handling and disposal of materials and waste products in countries outside the United States. We may incur significant costs complying with both existing and future environmental laws and regulations. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations. The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance.

If a catastrophe strikes our research facilities, we may be unable to complete our projects for a substantial amount of time and we would experience lost revenue.

Our research and development facilities are located in Cambridge, Massachusetts. Although we have commercial insurance, our facilities and some pieces of equipment and biological samples are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our research and development facilities. In the event our existing research and development facilities or equipment is affected by man-made or natural disasters, we may be unable to research and develop potential products, or meet partner demands. If our research and development operations were curtailed or ceased, it would seriously harm our business. Although we have access to back-up power generators, in the event of a prolonged or even short-term power failure, we may lose biological samples stored in our freezers or growing in our incubators that could impact our ability to complete projects for ourselves or partners.

We may face product liability claims related to the use or misuse of products employing our antibody technology.

The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our products in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us.

Pharmaceutical pricing, reimbursement and related matters are uncertain.

Our business, financial condition and results of operation may be materially and adversely affected by the continuing efforts of the government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products and diagnostic tests. Cost control initiatives could decrease the price that we or any of our collaborative partners receives for any products in the future and have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on our collaborative partners, our ability to commercialize its products and to realize royalties may be adversely affected.

The ability of the Company and its strategic partners to commercial pharmaceutical or diagnostic products may depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payors, including Medicare, increasingly are challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. There can be no assurance that any third party insurance coverage will be available to patients for any products discovered and developed by the Company or its strategic partners. If adequate coverage and reimbursement levels are not provided by government and other third party payors for the Company’s products, the market acceptance of these products may be reduced, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Investment Risks

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our Units offered hereby.  The Company is authorized to issue an aggregate of 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it.  Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•	maintain policies relating to disclosure controls and procedures;
•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
•	institute a more comprehensive compliance function, including with respect to corporate governance; and
•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee which we expect to establish.

As an emerging growth company, we intend to follow certain permitted corporate governance practices instead of the otherwise applicable SEC and stock exchange requirements, which may result in less protection than is accorded to investors in a non-emerging growth company.

As an emerging growth company, we will be permitted, and intend to follow, certain permitted corporate governance practices instead of those otherwise required by the SEC. Following our emerging growth company governance practices as opposed to the requirements that would otherwise apply to a company listed on a stock exchange may provide less protection to you than what is accorded to investors under a stock exchange’s listing requirements applicable to non-emerging growth company issuers.

As an emerging growth company, we may delay adoption of new or revised accounting standards, which may make our stock less attractive and our trading price more volatile.

Pursuant to the JOBS Act, as an emerging growth company, we have elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult, as different or revised standards may be used. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could decline.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting.

While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions may include the following:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Also, in connection with the Merger, certain stockholders of the Company (holding in excess of 70% of the common stock), including all of the investors in the PPO, all of the pre-Merger stockholders of the Company and certain of the Enumeral Stockholders including all of its officers directors and principal stockholders entered into a Voting Agreement in which they have agreed to vote their Company stock to maintain the composition of the Company’s Board of Directors. The Voting Agreement will terminate two years from the date of closing of the Merger.

An increase in the number of registered shares of our common stock will increase our public float and may cause our stock price to decline.

We have recently registered an additional 53,035,356 shares of common stock, consisting of 29,302,164 outstanding shares of common stock and 23,733,192 shares of common stock issuable upon exercise of outstanding warrants. The registration of the additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

***

The risks above do not necessarily comprise all of those associated with an investment in the Company. This Prospectus contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

November 14, 2014	By:	/s/ Arthur H. Tinkelenberg
Arthur H. Tinkelenberg
Chief Executive Officer and President
(Principal Executive Officer)

November 14, 2014	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Indenture of Lease, dated as of November 7, 2014, between King 200 CPD LLC and Enumeral Biomedical Holdings, Inc.

10.2*	Award/Contract, dated as of September 10, 2014, between Enumeral Biomedical Corp. and National Cancer Institute (confidential portions have been omitted and filed separately with the Commission)

10.3*	Scientific Advisory Board Agreement, dated as of September 14, 2014, between Enumeral Biomedical Holdings, Inc. and Barry Buckland, Ph.D.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

