Form 10-K
period 2014-12-31
Enumeral Biomedical Holdings, Inc.
filed 2015-03-19
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-185891

ENUMERAL BIOMEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0376434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 CambridgePark Drive, Suite 2000 Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(617) 945-9146

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 51,607,665 shares of common stock are issued and outstanding as of March 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, within the sections captioned “Item 1. - Business,” “Item 1A. - Risk Factors,” and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any and all statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements, however, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report on Form 10-K may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity of our securities, and our failure to implement effectively our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report on Form 10-K appears in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report on Form 10-K to reflect any new information or future events or circumstances or otherwise, except as required by law.

Readers should read this Annual Report on Form 10-K in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Annual Report on Form 10-K, and other documents which we may file from time to time with the SEC.

OTHER PERTINENT INFORMATION

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Enumeral Biomedical” the “Company,” “we,” “us” and “our” refer to Enumeral Biomedical Holdings, Inc., and its wholly-owned subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation; and references to “Enumeral” refer to Enumeral Biomedical Corp.

Unless specifically set forth to the contrary, the information which appears on our website at www.enumeral.com is not part of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS.

We were incorporated in Nevada as Cerulean Group, Inc. on February 27, 2012, and converted to a Delaware corporation on July 10, 2014. Our original business was to develop and operate a website for self-travelers and backpackers that would allow a person with access to the Internet to build an itinerary and plan a trip. Prior to the Merger (as defined below), our Board of Directors determined to discontinue operations in this area to seek a new business opportunity. As a result of the Merger, we have acquired the business of Enumeral. In connection with the Merger, we have also changed our name to Enumeral Biomedical Holdings, Inc. and changed our state of incorporation from Nevada to Delaware.

Our authorized capital stock currently consists of 300,000,000 shares of common stock, par value $0.001 (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $0.001. Our Common Stock is quoted on the OTC Markets (OTCQB) under the symbol “ENUM,” which changed from “CEUL” on July 21, 2014.

Enumeral was incorporated on December 11, 2009 under the laws of the State of Delaware.

On July 25, 2014, we completed a 4.62-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 6,190,000 shares of Common Stock outstanding immediately prior to the stock split became 28,597,804 shares of Common Stock outstanding immediately thereafter. All share and per share numbers in this Annual Report on Form 10-K relating to our Common Stock have been adjusted to give effect to this stock split, unless otherwise stated.

On July 31, 2014, our wholly owned subsidiary, Enumeral Acquisition Corp. (“Acquisition Sub”) merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Enumeral stock was converted into shares of our Common Stock, as described in more detail below.

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (“Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our Common Stock held by such stockholder (which were cancelled and resumed the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and transactions effected pursuant to the Split-Off Agreement, we discontinued our pre-Merger business and acquired the business of Enumeral, and will continue the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc.

Also on July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share and with a term of five years (the “PPO Warrants”). Additional information concerning the PPO and PPO Warrants is presented below under “—The Merger and Related Transactions—the PPO” in this Item 1.

Also on July 31, 2014, we changed our fiscal year from a fiscal year ending on October 31 of each year to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, following the Merger. We believe that as a result of the Merger, we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act)).

The Merger and Related Transactions

Merger Agreement

On July 31, 2014 (the “Closing Date”), the Company, Acquisition Sub and Enumeral entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), which closed on the same date.  Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Enumeral, which was the surviving corporation and thus became our wholly-owned subsidiary.

Pursuant to the Merger, we acquired the business of Enumeral to discover and develop novel therapeutics known as immunomodulators or immunotherapies that help the human immune system attack diseased cells.  (See “Description of Business” below.)

At the closing of the Merger (a) each share of Enumeral’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.102121 shares of our Common Stock, (b) each share of Enumeral’s Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.598075 shares of our Common Stock, (c) each share of Enumeral’s Series A-1 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.790947 shares of our Common Stock, (d) each share of Enumeral’s Series A-2 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.997594 shares of our Common Stock, (e) each share of Enumeral’s Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 2.927509 shares of our Common Stock, and (f) a convertible note was converted into 3,230,869 shares of our Common Stock. As a result, an aggregate of 22,700,645 shares of our Common Stock were issued to the holders of Enumeral’s stock.

In addition, pursuant to the Merger Agreement:

•	warrants to purchase 694,443 shares of Enumeral’s common stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase shares of our Common Stock at a conversion ratio of 1.102121 for one;

•	warrants to purchase 41,659 shares of Enumeral’s Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase shares of our Common Stock at a conversion ratio of 1.598075 for one;

•	warrants to purchase 144,140 shares of Enumeral’s Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase shares of our Common Stock at a conversion ratio of 2.927509 for one; and

•	options to purchase 948,567 shares of Enumeral’s common stock issued and outstanding immediately prior to the closing of the Merger were converted into options to purchase shares of our Common Stock at a conversion ratio of 1.102121 for one.

As a result, warrants to purchase an aggregate of 1,253,899 shares of our Common Stock and options to purchase an aggregate of 1,045,419 shares of our Common Stock were issued in connection with the Merger.

The Merger Agreement provided certain anti-dilution protection to the holders of the Company’s Common Stock immediately prior to the Merger (after giving effect to the Split-Off), in the event that the aggregate number of Units sold in the PPO after the final closing thereof were to exceed 15,000,000. Accordingly, based on the final amount of gross proceeds raised in the PPO, the Company issued 1,690,658 additional shares of Common Stock to the holders of the Company’s Common Stock immediately prior to the Merger.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to indemnification provisions. Each of the stockholders of Enumeral as of the date of the Merger initially received in the Merger 98% of the shares to which each such stockholder is entitled, with the remaining 2% of such shares being held in escrow for 18 months to satisfy post-closing claims for indemnification by the Company (“Indemnity Shares”).  Any of the Indemnity Shares remaining in escrow at the end of such 18-month period shall be distributed to the pre-Merger stockholders of Enumeral on a pro rata basis.  The Merger Agreement also contains a provision providing for a post-Merger share adjustment as a means for which claims for indemnity may be made by the pre-Merger stockholders of Enumeral.  Pursuant to this provision, up to 500,000 additional shares (“R&W Shares”) of Common Stock may be issued to the pre-Merger stockholders of Enumeral, pro rata, during the 18-month period following the Merger for breaches of representations and warranties by the Company.  The value of the Indemnity Shares and the R&W Shares issued pursuant to the foregoing adjustment mechanisms is fixed at $1.00 per share. The foregoing mechanisms are the exclusive remedies of the Company on one hand and the pre-Merger stockholders of Enumeral on the other hand for satisfying indemnification claims under the Merger Agreement.

The Merger was treated as a recapitalization of the Company for financial accounting purposes. Enumeral was considered the acquirer for accounting purposes, and our historical financial statements prior to the Merger have been replaced with the historical financial statements of Enumeral prior to the Merger in all filings with the SEC subsequent to the Merger.

The Merger is intended to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

We also agreed not to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale of the shares of our Common Stock received in the Merger by our officers, directors and key employees and holders of 10% or more of our Common Stock for a period of one year following the closing of the Merger.

The Merger Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K. All descriptions of the Merger Agreement herein are qualified in their entirety by reference to the text thereof filed as an exhibit hereto, which is incorporated herein by reference.

Split-Off

Upon the closing of the Merger and under the terms of the Split-Off Agreement and a general release agreement, the Company transferred all of its pre-Merger operating assets and liabilities to the Split-Off Subsidiary. Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Olesya Didenko, the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company, in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our Common Stock held by Olesya Didenko (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities. All descriptions of the Split-Off agreement and the general release agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibits 10.1 and 10.2 hereto, which are incorporated herein by reference.

The PPO

Concurrently with the closing of the Merger and in contemplation of the Merger, we closed our PPO in which we sold 21,549,510 Units of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of the our Common Stock and PPO Warrant to purchase one share of Common Stock at an exercise price of $2.00 per share and with a term of five years. The aggregate gross proceeds of the PPO were $21,549,510 (before deducting placement agent fees and expenses of approximately $3,294,000).

The investors in the PPO (for so long as they hold shares of the Company’s common stock) have anti-dilution protection on the shares of common stock included in Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning), such that if within two years after the closing of the PPO the Company issues additional shares of the Company’s common stock or common stock equivalents (subject to customary exceptions, including but not limited to (a) shares of Common Stock issued in a underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan and (c) other exempt issuances) for a consideration per share less than $1.00 (the “Lower Price”), each such investor would be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, would equal the number of number of shares of Common Stock that such investor’s PPO subscription amount would have purchased at the Lower Price.

The PPO Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have “weighted average” anti-dilution protection for the same period as the Units, subject to customary exceptions, including but not limited to issuances of awards under the 2014 Plan and other Exempt Securities.

“Exempt Securities” include: (i) shares of Common Stock issued or issuable upon conversion or exchange of any convertible securities or exercise of any options or warrants outstanding on the effective date of the Merger; (ii) shares of Common Stock issued or issuable upon exercise of the PPO Warrants or the Agent Warrants; (iii) shares of Common Stock issued in a registered public offering under the Securities Act; (iv) shares of Common Stock issued or issuable pursuant to the acquisition of another entity or business by the Company by merger, purchase of substantially all of the assets or other reorganization or pursuant to a joint venture or technology license agreement, but not including a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities; (v) shares of Common Stock issued or issuable to officers, directors and employees of, or consultants to, the Company pursuant to stock grants, option plans, purchase plans or other employee stock incentive programs or arrangements approved by the Board of Directors, or upon exercise of options or warrants granted to such parties pursuant to any such plan or arrangement; and (vi) securities issued to financial institutions, institutional investors or lessors in connection with credit arrangements, equipment financings, lease arrangements or similar transactions, in the aggregate not exceeding ten percent (10%) of the number of shares of Common Stock outstanding at any time, and in case of clauses (iii) through (vi) above, such issuance is approved by a majority of disinterested directors of the Company and includes no “death spiral” provision of any kind.

In connection with the PPO, we agreed to pay our placement agents, EDI Financial, Inc. and Katalyst Securities LLC (the “Placement Agents”), a commission of equal to 10% of the gross proceeds raised from investors in the PPO). In addition, the Placement Agents collectively received warrants to purchase 10% of the number of shares of Common Stock included in the Units sold in the PPO, provided, however, that the Placement Agents are not entitled to any warrants on the sale of Units in excess of 20,000,000), with a term of five (5) years and an exercise price of $1.00 per share (the “Agent Warrants”). Any sub-agent of the Placement Agents or certain individuals identified by the Company that introduced investors to the PPO were entitled to share in the cash fees and warrants attributable to those investors as described above. We also agreed to pay to the Placement Agents a cash fee (a “Subsequent Offering Fee”) on the amount that any person or entity contacted by the Placement Agents, in connection with the Offering (each, an “Introduced Investor”), invests in the Company at any time prior to the date that is eighteen (18) months after the final closing of the PPO, whether or not such Introduced Investor invested in the PPO, provided, that such person was introduced to the Company by the Placement Agents prior to or during the PPO and was provided with a copy of the Private Placement Memorandum; and provided further, that an Introduced Investor shall not include (x) any investors who were investors in Enumeral prior to the Offering, (y) any employees, directors or officers of the Company or Enumeral, or (z) were introduced to the Company by employees, officers or directors of Enumeral (and who were not a client of the Placement Agents prior to the Offering), whether or not they participate in the placement. The Subsequent Offering Fee shall be equal to (i) the highest percentage of amount raised paid to any placement agent affiliated with the offering, or (ii) 10% if no placement agents are engaged as part of such offering.

As a result of the foregoing, the Placement Agents and their respective sub-agents were collectively paid an aggregate commission of $2,154,951 and were issued Agent Warrants to purchase an aggregate of 2,000,000 shares of our Common Stock. We were also required to reimburse the Placement Agents up to $30,000 of legal expenses incurred in connection with the PPO, in the aggregate.

We agreed to indemnify the Placement Agents and their respective sub-agents to the fullest extent permitted by law, against certain liabilities that may be incurred in connection with the PPO, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the Placement Agents and their respective sub-agents may be required to make in respect of such liabilities.

All descriptions of the PPO Warrants and the Agent Warrants herein are qualified in their entirety by reference to the text of the forms of such documents filed as Exhibits 10.5 and 10.8 hereto, which are incorporated herein by reference.

Registration Rights

In connection with the PPO, we entered into a Registration Rights Agreement, pursuant to which we have agreed to promptly, but no later than 90 calendar days from the final closing of the PPO, file a registration statement with the SEC (the “Registration Statement”) covering (a) the shares of Common Stock issued in the PPO, (b) the shares of Common Stock issuable upon exercise of the PPO Warrants, (c) the shares of Common Stock underlying the Agent Warrants, (d) up to 50% of shares of Common Stock issued in the Merger in exchange for the preferred and common stock held by the former stockholders of Enumeral prior to the Merger (the “Enumeral Stockholders”) who are not parties to a lock-up agreement (provided that any registered Enumeral Stockholder that purchased Units in the PPO having a purchase price equal to at least 50% of the total amount invested by such holder in Enumeral stock prior to the PPO, the Registration Statement will include 100% of shares of Common Stock issued in the Merger to an Enumeral Stockholder in exchange for Enumeral’s preferred and common stock held by such person) and (e) the True-Up Shares, if any (clauses (a) through (e), collectively, the “Registrable Shares”). The Company agreed to use its commercially reasonable efforts to ensure that such Registration Statement is declared effective within 180 calendar days of filing with the SEC. The Registration Statement was filed on September 19, 2014 and declared effective on November 10, 2014. If the Company had been late in filing the Registration Statement or if the Registration Statement had not been declared effective within 180 days of filing with the SEC, the Company would have been be required to pay the holders of Registrable Shares that have not been so registered, liquidated damages at a rate equal to 1.00% of the Offering Price per share for each full month that (i) the Company was late in filing the Registration Statement, (ii) the Registration Statement was late in being declared effective by the SEC or (iii) after the Registration Statement is declared effective, the Registration Statement ceases for any reason to remain continuously effective or the holders of the Registrable Shares are otherwise not permitted to utilize the prospectus therein to resell the Registrable Securities for a period of more than 30 consecutive trading days; provided, however, that in no event shall the aggregate of any such liquidated damages exceed 8% of the PPO offering price per share. No liquidated damages will accrue and accumulate with respect to (a) any Registrable Shares removed from the Registration Statement in response to a comment from the staff of the SEC limiting the number of shares of Common Stock which may be included in the Registration Statement (a “Cutback Comment”), or (b) after the shares may be resold under Rule 144 under the Securities Act or another exemption from registration under the Securities Act.

The Company is required to use its commercially reasonable efforts to keep the Registration Statement “evergreen” for two years from the date it is declared effective by the SEC or until Rule 144 is available to the holders of Registrable Shares who are not and have not been affiliates of the Company with respect to all of their registrable shares, whichever is earlier.

Prior to the Merger, the Company was a “shell company” as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until twelve (12) months after the company (a) is no longer a shell company; and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve (12) months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports.  As a result, the restrictive legends on certificates for our Common Stock and Warrants cannot be removed (a) except in connection with an actual sale meeting the foregoing requirements or (b) pursuant to an effective registration statement.

The holders of Registrable Shares (including any shares of Common Stock removed from the Registration Statement as a result of a Cutback Comment) and the holders of the Company’s common stock prior to the Merger (but not holders of the shares issued to the stockholders of Enumeral in consideration for the Merger) will have two “piggyback” registration rights for such shares with respect to any registration statement filed by the Company following the effectiveness of the Registration Statement that would permit the inclusion of such shares, subject to customary cut-backs on a pro rata basis if the underwriter or the Company determines that marketing factors require a limitation on the number of shares of stock or other securities to be underwritten.

We will pay all expenses in connection with any registration obligation provided in the Registration Rights Agreement, including, without limitation, all registration, filing, stock exchange fees, printing expenses, all fees and expenses of complying with applicable securities laws, and the fees and disbursements of our counsel and of our independent accountants.  Each investor will be responsible for its own sales commissions, if any, transfer taxes and the expenses of any attorney or other advisor that such investor decides to employ.

We also have agreed not to file any other registration statements under the Securities Act, with customary exceptions, including shares issued in any acquisitions or covering any equity incentive plans, for a period of one year following the Merger.

All descriptions of the Registration Rights Agreement herein are qualified in their entirety by reference to the text of the form of such document filed as Exhibit 10.9 hereto, which is incorporated herein by reference.

Composition of the Board; Voting Agreement

In connection with the Merger, the parties agreed that the Board of Directors of the Company will consist of seven members. The Board of Directors is currently composed of:

(i)	six directors nominated by Enumeral, who shall be composed of

(a)	John J. Rydzewski, Arthur H. Tinkelenberg, Allan Rothstein and Barry Buckland,

(b)	one of whom shall be a director nominated by Harris & Harris Group, Inc. (the “H&H” Director), who is reasonably acceptable to the Company and who shall initially be Daniel Wolfe; provided, that the right of H&H shall cease at such time as the number of shares of Common Stock owned directly by H&H is less than five percent of the total number of shares of Common Stock outstanding, and

(c)	one additional person to be designated by the directors specified in clauses (a) and (b) above, who is initially Robert L. Van Nostrand (who was appointed on December 1, 2014), and

(ii)	one independent director who shall be nominated by Montrose Capital Limited and the Placement Agents, who is reasonably acceptable to the Company and who is originally Paul Sekhri (who was appointed on December 16, 2014).

In connection with the Merger, certain stockholders of the Company (holding approximately 70% of the common stock), including all of the investors in the PPO, all of the pre-Merger stockholders of the Company and certain of the Enumeral Stockholders (including all of its officers and directors and certain of its principal stockholders), entered into a Voting Agreement in which they have agreed to vote their Company stock to maintain the composition of the Company’s Board of Directors as described above.

The Voting Agreement will terminate two years from the date of closing of the Merger. All descriptions of the Voting Agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibit 10.10 hereto, which is incorporated herein by reference.

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger,” and Enumeral is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements prior to the Merger are those of Enumeral and are recorded at the historical cost basis of Enumeral, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Enumeral, historical operations of Enumeral and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of our Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. Except as described in this Annual Report on Form 10-K, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, and an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act of 2012. We believe that as a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Description of Business

General

We are discovering and developing novel therapeutics known as immunomodulators or immunotherapies that help the immune system fight cancer and other diseases. We believe that our proprietary platform technology gives us a unique ability to understand how different classes of immune cells function to provide effective anti-cancer responses following treatment with immunomodulators. Our platform enables us to extensively interrogate cells from the tumor microenvironment of human patients to determine which combinations of proteins and cell types should be targeted by therapeutics and which patients will benefit from such treatments. Our strategy is to develop a pipeline of antibody therapeutics in combination with other therapies through both internal efforts and partnered development programs. We are initially developing antibodies against a number of classes of immunomodulatory proteins expressed on the surface of cells of the immune system that have potential for the treatment of cancer, autoimmune, and inflammatory diseases. We believe that our differentiated understanding of the tumor microenvironment in humans will enable our antibody candidates to become best-in-class therapies providing superior response rates and prolonged patient survival.

Our current efforts are aimed at developing antibodies that modulate tumor- and tissue-infiltrating lymphocyte (known as “TIL”) functions more selectively than current therapies, via modulation of regulatory proteins known as “checkpoints.” Two pharmaceutical companies have launched checkpoint-directed antibody therapies in recent years, including Bristol-Myers Squibb’s YERVOY® (which targets the protein CTLA-4) and OPDIVO® (which targets the protein PD-1), and Merck’s KEYTRUDA® (also a PD-1-targeted therapy). Checkpoint proteins coordinate appropriate immune system responses, but cancer cells can bypass these responses to evade destruction by the immune system. The tumor microenvironment can have profound effects on whether a therapeutic strategy will be successful, owing to the presence of both cancer-killing effector cells and tumor-promoting immunosuppressive cells. Not all patients are equally responsive to approved checkpoint modulators, and these modulators appear to vary in their ability to treat different types of cancer. For example, studies have shown that certain drugs work well in treating melanoma in a subset of patients, but are less effective for treating colorectal cancer.

Challenges in immunotherapy development may be partially due to inadequate predictive preclinical research models. In addition, existing models do not fully capture human immunology or pathophysiology. We believe our platform uniquely enables resolution of target and drug candidate function in human biopsy-derived samples that existing technologies are unable to provide. Through our “Human Approach,” we seek to identify the most efficacious antibody drug candidates and validate different combinations of immunomodulatory protein-targeted therapies ex vivo using human patient-derived TILs. We believe that the next frontier for development of immunotherapeutics for cancer will require a foundational understanding of which combinations of checkpoint-targeted antibodies and other therapies will provide synergistic anti-cancer effects in the most patients. As the biopharmaceutical industry seeks to exploit the substantial benefits seen to date with clinical checkpoint modulation, drug developers can benefit from methods for identifying and validating targets of interest, as well as elucidating mechanisms of action of new drug candidates in development.

Our research utilizes our platform technology licensed from the Massachusetts Institute of Technology (“MIT”), Harvard University, and other institutions to identify and characterize TILs from human patient-derived biopsies representing a number of tissues and diseases and to generate proprietary target-specific antibody libraries that are solely owned by us. We maintain a clinical operations capability though a relationship with a third-party service provider that enables us to obtain disease-specific biopsy samples from patients through collaborations with academic institutions and other medical facilities.

Our biopsy-based “Human Approach” has been funded by equity and debt financings, proof-of-concept partnerships with pharmaceutical companies and research contracts from the National Cancer Institute. We believe the breadth of our platform technology will support our goals to further develop our internal pipeline of drug candidates and grow our business through research and development partnerships.

Our Strategy

Our principal objective is to use our platform technology to accelerate the discovery and development of therapeutic products, particularly antibody therapies, for the treatment of cancer, autoimmune, and inflammatory diseases. Our antibody selection strategy identifies antibodies based on their ex vivo modulation of the activity of human TILs in human biopsy samples. Key elements of our strategy include:

•	Employing our proprietary technology to discover monoclonal antibodies;

•	Engaging in internal product discovery programs to develop novel immunotherapies; and

•	Establishing partnerships with leading biopharmaceutical companies to accelerate product development, regulatory approvals, and commercialization and to leverage our technological resources.

We believe our approach will provide a rational basis for expanding the use of checkpoint modulators within cancer, for selecting combinations of checkpoint modulators and other TIL-targeted therapies, and for expanding use of checkpoint modulators to indications outside of oncology, informed by the measurement of human cell function and response to drug candidates. If we are successful in measuring patient responses to our antibody drug candidates, we may substantially reduce the time-consuming testing processes typically required in the development of new antibody therapeutics. This may also lead to significantly lowered discovery and development costs, as well as accelerated regulatory approval.

Our current antibody drug candidate programs originate from our own libraries and target the proteins PD-1, OX40, Lag-3, Tim3, and VISTA (also known as PD-L3). Our PD-1 program has yielded 25 families of anti-PD-1 antibodies, including multiple antibodies that have progressed to late preclinical functional validation. We expect that the diversity of our antibody libraries will enable us to select functionally distinct drug candidates that exhibit immune cell subtype selective properties in our ex vivo patient biopsy assays. We believe that such candidates can be advantageous over current therapies due to the differential activation of cancer-killing effector cells over tumor-promoting immunosuppressive cells. We believe such candidates may have the potential to treat patients that are currently non-responsive to approved therapies, as well as providing for functionally distinct classes of antibodies that may be beneficial in other disease contexts, such as autoimmune and inflammatory diseases. If our PD-1 programs continue as currently envisioned, we anticipate that product candidates resulting from these programs could enter initial clinical testing during the second half of 2016. Our other programs are presently at the stage of screening and characterization of antibodies. We anticipate preclinical data from these programs in late 2015 and the first half of 2016. We plan to utilize our “Human Approach” to measure human patient-derived TILs to rationally select other therapies to combine with our antibody candidates for further development.

We intend to support our business growth through multiple channels, which may include equity financing transactions, research and development partnerships, partnerships to develop or reposition drugs originated by other parties, and out-licensing or co-development partnerships for our proprietary drug candidates. Our goal initially is to obtain such partners following completion of ex vivo human and other preclinical studies, and prior to completion of full investigational new drug, or IND, enabling studies. Alternatively, we may fund IND-enabling studies, or fund through initial Phase 1 clinical trials, and then seek co-development partners at that point. The immediate commercial goal of our programs is to reach significant value inflection points in the next twelve to eighteen months in order to obtain co-development partnerships that may include a combination of up-front payments, subsequent payments following achievement of development milestones, and royalty payments upon future sales of the marketed drug.

Our Platform Technology

Our platform technology, which is exclusively licensed from MIT, Harvard University and other institutions, enables the interrogation of single cells in order to independently measure secreted factors (such as antibodies or cytokines) and cell surface markers. In addition, our platform technology facilitates the rapid measurement and recovery of live cells from biopsy material for further analysis, including genetic and genomic analyses.

We have employed our platform technology primarily in two areas: (1) Antibody discovery, in order to identify new therapeutic candidates, and (2) Immune profiling, to characterize immunological function at the level of single cells, in human biopsy samples. These capabilities are useful across a range of discovery and development activities, from target discovery and validation to patient stratification and immune monitoring in clinical development. Our therapeutic discovery and immune profiling activities are discussed in more detail below.

The platform employs a proprietary chip, which contains on its surface a soft molded dense “array of arrays” comprising 84,672 spatially addressable subnanoliter microwells affixed to a glass slide. The chips are manufactured exclusively for us by a third-party provider using custom molds and industrialized processes. We also utilize commercial laboratory equipment and proprietary software in our processes, described in further detail below.

With our technology, we can analyze cells from a variety of sources, including peripheral blood mononuclear cells (known as PBMCs), bone marrow, mucosal biopsy, and cerebrospinal fluid (known as CSF). Figures 1A and 1B below illustrate the three major processes that comprise our platform technology:

(i)	Cell culture or cell handling, which includes preparation (or dissociation) of cells from primary tissue biopsy, and loading onto the chips. Generally, this does not require complex cell handling processes, which allows rapid measurement of live fragile cells (which can be challenging to interrogate when using technologies other than our platform);

(ii)	Measurement of cell function and data capture using our proprietary process, which includes independent identification of cell surface markers and secreted proteins, such as antibodies and cytokines; and

(iii)	Recovery of individual cells, after which they can be subjected to molecular analyses such as reverse transcription polymerase chain reaction, or RT-PCR, RNA sequencing, and other molecular biological analyses. These data link cell type (surface markers), function (putatively identified by secretion) and underlying genomic information. We believe this linkage of information at the single cell level is unique, and is not otherwise possible to perform in cell-limited biopsy material from human patients.

The small volumes of the microwells used to confine cells enables rapid detection of secreted factors and renders unnecessary common sample handling procedures that can bias research output, such as cell proliferation (for example, Enzyme-Linked ImmunoSpot Assay, or ELISPOT), cell fusion (as with hybridoma techniques), and cell sorting and enrichment (such as fluorescence activated cell sorting, or FACS, and B cell cloning).

Cell Loading

Simple pipetting step achieves desired cell density, e.g. single cell occupancy	Secreted proteins bind to capture antibodies on cover slide	Spatially-registered custom protein microarray allows identification of cells for recovery
Figure 1A: Platform Overview

Cells are loaded directly on the chip without prior enrichment or other manipulations that could lead to bias from loss of efficiency and/or viability, and thus preserve the entire original population of cells for analysis. Loading is rapid, which is critical for supporting analysis of live primary cells derived from limited biopsy materials. A glass cover slide functionalized with commercially available capture reagents specific to secreted proteins of interest is sealed across the top of the chip. Capture reagents can be multiplexed, and we routinely analyze four secreted factors in parallel across the entire cell population. The sealed chip is incubated, and proteins secreted in each microwell during the incubation period are captured on the slide, yielding a spatially registered protein array corresponding to each position (microwell) on the chip.

Analysis & Recovery

Figure 1B: Platform Overview

Following incubation, the cover slide is treated with multiple commercially available fluorescently-labeled detection reagents, and array scanners are used to identify secreted proteins from individual cells. In parallel, the cells are labeled with reagents specific for cell surface protein markers and interrogated via high-speed multiplexed imaging cytometry to determine cell lineage. Data are integrated to produce independent, unbiased measurements of lineage and function for the cells within each microwell. Based on this information, cells are retrieved by automated micromanipulation. Ongoing research and development efforts aimed at automation of all steps in our platform process are currently being supported by our Phase 2 research contract from the National Cancer Institute.

Antibody Discovery

Our goal is to identify potentially rare antibodies that selectively engage protein targets of interest on defined subsets of the TILs which express the target protein. Our current antibody discovery programs are based on proprietary libraries derived from screening primary cells from murine tissues such as splenocytes or bone marrow cells following target-specific immunization campaigns that are performed exclusively for us by a third party. We employ multiple mouse strains and multiple adjuvants during our immunization campaigns in order to maximize the biological diversity for further antibody selection. Our platform supports direct screening of antibody-secreting cells without requirement for intervening cell fusion, enrichment or sorting. This enables us to use mouse strains that normally would not be used for the generation of diverse antibodies.

We use our platform to capture target-specific antibodies on functionalized cover slides. These captured antibodies are analyzed in a single-day process using methods described above for analysis of secreted proteins. We measure the isotype, amount secreted, target specificity, and relative target affinity for the captured secreted antibodies. This information is used to derive a priority list for retrieval of single cells corresponding to the secreted antibodies. Cells are retrieved using an automated commercial system customized to our platform and the genes encoding the secreted antibodies are recovered using single cell RT-PCR protocols which we have optimized. Our standard procedures result in approximately 80% recovery of matched heavy- and light-chain genes.

As an example of the antibody discovery process described above, Figure 2 illustrates the binding of a secreted antibody to a functionalized cover slide in the context of antibody discovery.

Figure 2: Detection of antibody secretion events from single cells.

Figure 3 below illustrates the detection of secreted antibodies specific for a target of interest captured on the cover slide, showing parallel detection of both antibody (Ig+) and target (Ag+) positive signals, indicating cells producing antibodies which bind to the target of interest.

Figure 3: Antibodies secreted from single cells screened
for binding to an antigen target.

As noted above, the configuration of microwells on our proprietary chip provides for spatial registration of the secreted antibodies with the micowell containing the secreting cells, enabling precise cell recovery. Following recovery and sequencing of the antibody encoding genes, bioinformatics analysis enables classification of the potential antibodies into “families.” Figure 4 below provides an example of such antibody classification into families.

Figure 4: Cladogram representing discovered sequences and associated “families” of antibodies in our PD-1 program. Data presented are relatedness of different antibodies based on amino acid sequences predicted by recovered variable region heavy chain genes. Sequence identifiers are our internal designations, except for additional sequences representing antibodies commercialized or in development with other companies (highlighted by the boxes).

While the antibodies that we discover undergo standard measurements of biochemical properties, such as binding confirmation and EC50 calculation based on enzyme-linked immuno assay (ELISA) results, our platform also allows functional assays to be developed using human cells. Figure 6 below shows the results of functional testing of two of our anti-PD-1 antibodies’ ability to restore function to human PBMCs in the presence of PD-L1. Specifically, this testing involved human PBMCs that were stimulated and measured on our platform under a number of conditions, using IFNγ secretion as a putative marker for cellular function. PD-L1 was then added to suppress PD-1 dependent activation, and IFNγ decreased to 14% of the level in the control samples. After PD-L1 was added, two of our antibody candidates, as well as a control antibody, were added and the number of secreting cells was measured as an index of the restored function.

Although Figure 5 demonstrates the use of only a single cytokine readout of effector function, these assays can be performed in multiplex fashion, and can include cytometry in order to better pinpoint the functional outputs to individual cell types. It is possible for targets of interest to be expressed on a number of different cell types. In some cases, it may be beneficial to modulate a subset (or a particular cell type) expressing the protein, while in other cases it could be beneficial to bind to all cells expressing the protein. We believe that the capabilities of our platform technology to discriminate between the types of cells that are bound by a particular therapeutic candidate has the potential to help link ex vivo preclinical testing with safety and efficacy in human clinical trials, and represents a distinct advantage of our approach.

Figure 5: Functional assay performed using our platform.

Immune Profiling

As show below in Figure 6 below, we utilize tissue samples sourced from patients or commercial vendors, and we measure the frequency and functional status of tumor- and tissue-infiltrating lymphocytes to derive a functional immune “signature”. Single-cell functional profiling enables simultaneous and unbiased analysis of an extensive repertoire of cellular parameters from the same population of cells, including antibodies, cytokines, other proteins, and cell lineage. Our platform also facilitates inclusion of genomic analysis (after recovery of cells) and advanced functional assays such as quantitation of secretion rates and on-device cell to cell assays.

Figure 6: Profiling of human tissue samples for immunological signatures.

These methods support our analysis and validation of targets of interest for our internal antibody discovery programs. We believe that we have certain key advantages in our approach to target validation, based on our ability to understand, at the single cell level and within biopsy samples containing very few immune cells, whether or not specific proteins are expressed, as well as the variety of cell types upon which they are displayed. This analysis helps inform whether or not a product candidate would produce a beneficial effect within a given patient or for a specific disease state. These single cell functional profiling capabilities provide for a deeper understanding of the variety of human responses, and thus may provide a rational basis to guide product design and development. For example, these methods enable us to measure at the single cell level, within patient-derived biopsy, the presence and frequency of cells expressing PD-1 or other targets, and consider across multiple patients the relative contribution of PD-1-expressing effector or suppressor cells to response or non-response to therapy.

To illustrate further, Figure 7 below shows a comparison of normalized cytokine secretion (tumor necrosis factor alpha, or TNFα, and interferon gamma, or IFNγ) from TILs in mucosal biopsy tissue from a patient with active Crohn’s disease (bottom panels) and a patient whose disease is in remission (top panels). While TNFα secretion is relatively unchanged, the level of IFNγ secretion is elevated by more than an order of magnitude in the patient with active disease. We believe that understanding the cellular origins of differences such as the ones show in Figure 8 can provide insights into disease processes and lead to therapeutic development and new target discovery.

Figure 7: Secretion of TNFα and IFNγ from mucosal cells of patients with Crohn’s disease in remission (top panels) and with active disease (bottom panels). The enumeration of secretion events was across an entire device population of cells. Each panel represents secreted protein from a subset of microwells for illustration purposes.

Our profiling efforts are integral to the selection and validation of the targets in our internal development programs, and in the future may provide the basis for new target discovery. The potential significance of human profiling is illustrated in Figure 8, which shows differential expression of the cell surface checkpoint proteins PD-1, PD-L1, PD-L2 and B7-1 between human and mouse cells. One of the major challenges in the development of safe and effective therapeutics is that most of the preclinical work is carried out on mouse models of a certain disease. However, the fundamental differences between these models and the ultimate human patients who eventually receive treatment represent challenges for understanding therapeutic function and the correlates of effective or ineffective responses (as well as harmful side effects) in human trials. This fundamental challenge highlights the importance of our capabilities in measuring biopsy tissue and other samples which are often comprised of a limited number of clinically-accessible cells.

Figure 8: Differential expression of the surface markers between mice and human patients.

Figure from Keir, et al, Nature Annual Reviews, 2008.

In addition, Figure 9 below shows how human data on relevant immune markers generated by our platform can be further utilized when expression is categorized in terms of cellular activity. These data show the secretory activity of mucosal cells from biopsy tissue, along with the identified lineage of the functional cells. These data are focused on secretion of the canonical effector cell cytokine IL-2, specifically looking at cells expressing PD-1 and Tim3, both important immune checkpoint proteins. These markers are expressed on multiple cell types, and are occasionally co-expressed on the same cell types. To illustrate, T-cell expression is separated from non-T cell expression in Figure 9 below.

Figure 9: Distribution of cytokine secretion and cell lineage in a human mucosal biopsy sample.

Collaboration Strategy

We seek to enter into partnerships in order to benefit from the capabilities provided by larger companies, including clinical development, regulatory, and commercial expertise. Many of the companies that have historically relied on animal research models are now recognizing the need for patient biopsy-based approaches for target validation, therapeutic candidate selection, and immune profiling. Our focus on immunotherapy and immune profiling provide the foundation for our partnership strategy, and we seek to collaborate with companies that are also advancing novel immunotherapies or other therapies which might provide superior patient benefit when combined with immunotherapies.

Merck

In December 2014, we entered into a collaboration with Merck Sharp & Dohme Corp., or Merck. Pursuant to the Merck agreement, we are conducting a specified research program using our platform technology to identify functional response of single cell types in colorectal cancer in the presence or absence of immunomodulatory receptor modulators identified by Merck.

In this collaboration, Merck is reimbursing us for the cost of performing the work plan set forth in the agreement, for up to a specified number of full time employees at a pre-determined annual rate. In addition, Merck will make certain milestone payments to us upon the completion of specified objectives set forth in the Merck agreement and related work plan. Merck has exclusive rights to the data generated from the studies, and has granted us a royalty-free, non-exclusive, non-sublicensable license to use the study results for our own internal research purposes.

National Cancer Institute

We previously completed a Phase I research contract with the National Cancer Institute, or NCI, a unit of the National Institutes of Health, to analyze B- and T-cells (at the single cell level) in parallel with cell surface markers in both diseased and healthy intestinal tissue samples from patients with colorectal cancer. This work demonstrated our capabilities in measuring samples with limited numbers of cells, such as pinch biopsies. Our final report was accepted in November 2013.

The Phase I work funded the development of assays and capabilities by our scientific team that continues to be used today in our internal programs. An example of this is profiling human mucosal tissues, which we believe will be highly relevant in cancer immunotherapy development and, potentially, autoimmune and inflammatory diseases as well. We believe these data can be used to drive additional partnerships, as analysis of biopsies and other small samples represent an advantage of our platform over current alternatives.

In September 2014, we were awarded a Phase II SBIR contract from the NCI for $999,967 over two years. Pursuant to this contract, we are developing an advanced, automated prototype system for human tissue immuno-oncology profiling, which will be deployed at two leading medical institutions over the course of the contract. In conjunction with this program, we have entered into agreements with Memorial Sloan Kettering Cancer Center and Massachusetts General Hospital, which will be the medical institutions at which we will deploy our prototype system.

Previous Proof of Concept Projects

We have previously entered into other proof-of-concept collaborations with various pharmaceutical companies:

•	Our work with Sanofi Aventis used our technology to screen for monoclonal antibodies that bind to a validated target thought to play a role in multiple inflammatory conditions.

•	We engaged in two separate but related projects with Crucell Holland B.V. which were designed to demonstrate the efficiency of our platform technology at identifying interactions between therapeutic targets and disease-protective antibodies sourced from human patients.

•	Our collaboration with Celgene (with their cellular therapeutics division under the legal name of Anthrogenesis Corporation) focused on measuring complex immune functional signatures from specific subpopulations of cells from patient biopsy samples. These information sets include protein secretion and cell-surface markers in parallel and retrieving cells of interest for further study.

•	Our work with Novartis Pharma AG employed our immune profiling capabilities to measure the biological effects of administered therapies in ex-vivo “human preclinical” patient cohorts, as a predictor of adverse events in later clinical development.

Future Collaborations

We are currently focused on entering into one or more collaborations aimed at joint product discovery and development programs that may provide up-front payments, research funding, and milestone and royalty payments. We believe that our technology can play a pivotal enabling role in accelerating the discovery and development of a partner’s product program. Such collaborations might involve a range of fields, including antibodies, peptide therapeutics, cell therapies, and others. We may seek to retain commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from such collaborations.

We believe we are well positioned to partner with larger companies. The type of data generated in our internal product discovery programs is a type that other companies have unsuccessfully sought to obtain from other technologies. Platform technology skills in therapeutic discovery and immune profiling activities developed by our scientists on internal discovery programs enable us to more effectively construct research proposals for prospective corporate partners. Among the areas we are exploring with prospective partners are:

•	Antibody discovery (screening) programs based on either a partner’s libraries and biological materials or our own internal libraries;

•	Functional immune profiling for patient stratification, to accelerate clinical-stage drug programs or repurpose clinical-stage drug programs;

•	Ex vivo testing of late preclinical monoclonal antibodies against immunology and inflammation targets to identify potential safety issues in a population of intent-to-treat patients, while retaining companion diagnostic rights; and

•	Technology development focused on expanding the use of the platform to identify therapeutic and diagnostic candidates against novel targets.

Intellectual Property

We have in-licensed a patent portfolio that broadly covers our platform technology in the United States, and also covers certain aspects of it in certain foreign countries. In addition, we have begun to build our own patent portfolio to protect our novel antibodies and other inventions that we have produced and may produce in the future.

We have a license agreement with MIT, Harvard University, the Whitehead Institute for Biomedical Research, and the General Hospital Corporation (d/b/a Massachusetts General Hospital), referred to as the Platform License, which gives us exclusive worldwide rights under patents and patent applications covering the platform technology, which we refer to as the Platform Portfolio. The Platform License provides us with worldwide rights under the Platform Portfolio, in all fields of use. This enables us to use the platform technology in drug discovery and development programs (including partnered programs), and the right to commercialize its application for purposes such as diagnostics, and target validation. The Platform License obligates us to achieve certain diligence milestones within certain time frames.

Under the Platform License, our platform technology is protected by six issued U.S. patents that cover a microarray apparatus, microarrays with microchannels (our chips), a method of capturing products secreted from single cells, a method of making a microarray of secreted antibodies, and microarray methods for screening antibodies. In addition, the Platform Portfolio includes a family of pending patent applications that cover single cell cytotoxicity assays, and an application on a method of virus detection in single cells. In several cases, there are corresponding issued patents or pending applications in certain foreign jurisdictions. The basic patent coverage of the technology platform in the United States will expire in 2027. The U.S. patent on microarrays with microchannels will expire in 2029.

In December 2014, we filed two new patent applications of which we are the sole owners. One of the applications covers a method of using our platform technology for rapid identification of therapeutic antibodies that elicit specific, desired cellular response profiles. The second application covers 25 novel anti-PD-1 antibodies (matched pairs of heavy and light chains) and their use, which were identified using our platform technology, and tested in a cell-based assay. The application also covers 26 individual heavy chain variable sequences and 27 individual light chain variable sequences. As we discover additional novel antibodies against selected therapeutics targets, we plan to file patent applications covering those antibodies and their therapeutic uses. We also plan to file patent applications that cover novel tools and methods that we discover, and any improvements that we make in the platform technology. In addition to filing and prosecuting patent applications in the United States, we plan to file counterpart applications in Australia, Canada, Europe, Japan, and additional jurisdictions, in cases where we think such filings are likely to be cost-effective and important to our business objectives.

For some aspects of our proprietary technology, trade secret protection is more suitable than patent protection. For example, certain proprietary bioinformatics software, methods and databases, which enable us to store, analyze and interpret the large volume of data generated from our platform technology, are protected as trade secrets.

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of immunotherapy and oncology, and they have obtained, or may obtain in the future, patents potentially relevant to our business. In order to identify and mitigate the risk of third party intellectual property conflicts, we conduct freedom-to-operate studies, and where appropriate, we obtain opinion of counsel, as an ongoing part of our business operations.

We are aware of a third party U.S. patent that contains broad claims potentially relevant to some uses of our platform technology. We also are aware of a pair of third party patents that contain broad claims potentially relevant to certain therapeutic uses of our anti-PD-1 antibodies. Based on our analyses, if any claims in these patents were asserted against us, we do not believe our activities would be found to infringe any valid claim.

From time to time, we may find it necessary or prudent to obtain licenses from third party patent owners. Where licenses are available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, we may use the results of our freedom-to-operate studies to guide our early stage research away from areas where we are likely to encounter obstacles in the form of third party intellectual property. We strive to identify potential third party intellectual property issues in the early stages of research in our programs in order to minimize the cost and disruption of resolving such issues.

Competition

The biotechnology industry, especially with respect to early-stage immunotherapy companies, is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face actual and potential competition from many different sources. We face competition from both established and emerging pharmaceutical and biotechnology companies (including companies specializing in immunotherapy), academic institutions, governmental agencies, and public and private research institutions.

Many of the companies against which we are competing, or against which we are likely to compete in the future, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing, regulatory affairs, and marketing than we do. We also compete with small and early-stage companies, particularly with respect to collaborative arrangements with large and established companies, and with respect to acquiring technologies that may be complementary to our programs. These companies also compete with us in recruiting and retaining qualified scientific and management personnel. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

Although we are an early-stage company focused on the discovery and development of novel therapeutics, and have not yet begun any clinical trials, we anticipate that any drug candidates that we successfully develop and commercialize in the future will compete with existing therapies and new therapies that may become available. The key competitive factors affecting the success of those drug candidates, if developed and approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Government Regulation

Regulatory authorities in the United States and in other countries regulate numerous aspects of the pharmaceutical industry, including pre-clinical testing, human clinical trials, manufacturing, marketing approval, labeling, promotion, advertising, distribution, post-approval monitoring, and export and import of pharmaceutical products.

Marketing Approval of Drugs in the United States

In the United States, the Food and Drug Administration, or FDA, regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•	preclinical laboratory studies involving animals;
•	submission of an Investigational New Drug, or IND, application for human clinical testing;
•	rigorous human clinical trials to establish the safety and efficacy of the drug, on an indication-by-indication basis;
•	FDA inspections of the manufacturing facility at which the product is manufactured;
•	FDA inspections of clinical trial sites;
•	submission of a New Drug Application, or NDA;
•	payment of user fees; and
•	FDA review and approval of the NDA.

Preclinical Studies:

Preclinical studies include laboratory testing and animal studies. Preclinical studies must comply with federal regulations, which specify certain requirements such as compliance with good laboratory practices. Results of the preclinical studies, manufacturing information, analytical data and a proposed clinical trial protocol are submitted to the FDA as part of an IND, which is an exemption that allows an unapproved drug to be shipped in interstate commerce and administered to humans. The IND must become effective before clinical trials may be commenced.

Clinical Trials:

Clinical trials must be conducted under the supervision of a qualified medical professional acting as the principal investigator, in compliance with detailed protocols that have been reviewed and approved by the FDA and by an independent Institutional Review Board (known as an IRB) at, or affiliated with, the medical facility where the new drug is being administered.

Human clinical trials are typically conducted in three sequential (and sometimes overlapping) phases:

•	In Phase 1, the drug is administered to a small population of healthy human subjects or patients having the indication for which the drug is being tested. The primary purpose of Phase 1 is initial assessment of safety, although preliminary indications of effectiveness are sometimes sought.
•	In Phase 2, the drug is administered to a somewhat larger, but limited, patient population. The primary purposes of Phase 2 are to obtain additional safety data, to assess effectiveness in patients with the relevant indication, and to obtain data concerning dosage and dosage regimen.
•	In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites. The primary purposes of Phase 3 are to obtain additional data on safety and efficacy in a population large enough to permit rigorous statistical analysis of results, and to provide information such as a list of side effects, for use in drug labeling.

NDA:

The results of preclinical studies and clinical trials, together with detailed information on the drug’s chemistry, pharmacology, manufacture, formulation, safety and effectiveness, are submitted to the FDA in an NDA requesting approval to market the drug. The cost of an NDA is substantial, both in terms of studies required to generate and compile the requisite data, as well as the mandatory user fees submitted with the application.

As part of its review, the FDA may refer the application to an outside expert advisory committee for review, evaluation and a non-binding recommendation as to whether the drug should be approved. If the FDA is satisfied that all requirements have been met, it issues an approval letter, which authorizes commercial marketing of the drug for specific indications. As a condition of approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. Once granted, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if other problems occur.

Hazardous Materials

Our research and development processes involve the use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products, including certain regulations promulgated by the U.S. Environmental Protection Agency.

Employees

As of March 16, 2015, the Company employed seven business executives and thirteen scientists and other employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS.

An investment in our securities is speculative and involves various risks that may affect our operations or financial results. Many of those risks are driven by factors and events that we cannot control or predict. Before investing in our securities you should carefully consider the following risks, together with the financial and other information contained in this report.

This report contains certain statements relating to future events or the future financial performance of our company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, our business, financial condition, and results of operations could be materially adversely affected which could adversely affect the value of our common stock. In such a case, investors in our common stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in our company is suitable for them in light of the information contained in this Annual Report on Form 10-K and the financial resources available to them. The risks described below do not purport to be all the risks to which we could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to our operations. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair our business, financial condition or results of operations.

Risks Related to our Business and the Industry in Which We Operate

We face technological uncertainties.

To date, we have not developed or commercialized any products utilizing our proprietary platform technology. There can be no assurance that our approach will enable us to successfully discover and develop novel therapeutics that help the immune system attack diseased cells. The discovery and development of such novel therapeutics for use in the diagnosis and treatment of cancer, infectious, autoimmune and inflammatory diseases also will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals; that the products, if safe and effective, will be difficult or uneconomical to manufacture on a large scale; that third party patent rights will preclude us or our partners from marketing products; or that third parties will market equivalent or superior competing products. As a result, there can be no assurance that our research and development activities will lead to any commercially viable products in a relevant timeframe.

Biotechnology and pharmaceutical technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological developments by our company or others may result in products or processes becoming obsolete before we recover any expenses that we incur in connection with the development of such products.

We may not achieve profitability.

We have incurred operating losses in each year since our inception and expect to continue to have negative cash flow from operations. We experienced net losses of approximately $3.9 million and $8.2 million for the years ended December 31, 2013 and 2014, respectively. We have accumulated losses to date of approximately $17.7 million. Our future profitability will depend on our ability to increase our revenues, which is subject to a number of factors, including our ability to successfully enter into collaborations with third parties, the success of our core platform technology and research and development efforts, our ability to compete effectively in a crowded field, availability of public funding through grants and other federal funds, the time required to reach commercial revenue and profitability, if at all, and global economic and political conditions.

Our future profitability also depends on our expense levels, which are influenced by a number of factors, including the resources we devote to developing and supporting our projects and potential products, the continued progress of our research and development of potential products, our ability to improve research and development efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology, the availability of intellectual property for licensing or acquisition, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses.

Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue and manage our expenses, we may never achieve profitability, which would adversely and materially affect our ability to provide a return to our investors.

We will require additional capital to support business growth, and such capital might not be available when needed.

Continued investment will be needed to support the anticipated growth of our company. Our future capital requirements will depend on a number of factors, including, but not limited to:

•	the size and complexity of, and continued scientific progress in, our research and development programs;
•	our entry into new partnerships, and the terms of such partnering agreements;
•	competing technological and market developments;
•	the time and expense of building and maintaining our patent portfolio and enforcing patent claims; and
•	the cost of conducting commercialization activities and potentially in-licensing products, if it proves necessary to do so.

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which may include the need to develop new products, conduct clinical trials (on our own or with our partners), enhance our operating infrastructure, and acquire complementary businesses and technologies. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. From time to time, capital markets may experience periods of disruption and instability, which can contribute to worsening economic conditions that materially adversely impact broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and for small capitalization businesses such as ours in particular.

In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. These securities may also be sold at a discount from the market price of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on our business and financial condition.

We rely on relationships with third parties for product development and commercialization, and those third parties could fail to perform as expected.

We believe that our success depends on developing and maintaining scientific and business relationships with other companies. Relying on such collaborative relationships entails risk to our future success because, among other things:

•	our partners may not devote sufficient resources to the success of our collaboration;
•	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner, if at all;
•	our partners may be acquired by another company and decide to terminate our collaborative partnership or cease doing business or become insolvent;
•	our partners may develop or license technologies or components competitive with our products;
•	disagreements with partners could result in litigation or termination of the relationship;
•	collaborators may not have sufficient capital resources;
•	our existing collaborations may preclude us from entering into additional future arrangements; and
•	we may not be able to negotiate future partnerships, or renew existing collaborative agreements, on acceptable terms, if at all.

Because these and other factors may be beyond our control, the development or commercialization of our products may be delayed or otherwise adversely affected.

If we or any of our partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization, or we may need to cancel some development programs, which could adversely affect our product pipeline and business.

Successful development of products is uncertain.

Our development of future product candidates is subject to the risks inherent in the development of new biotechnology products, which include:

•	delays in research and development, clinical testing or manufacturing;
•	unplanned expenditures in product development, clinical testing or manufacturing;
•	failure in clinical trials or failure to receive regulatory approvals;
•	emergence of equivalent or superior products;
•	inability to manufacture product candidates on a commercial scale;
•	inability to market products due to third-party patent rights;
•	decisions by our partners not to pursue product development; and
•	failure to achieve market acceptance after regulatory approval.

Because of these and other risks, our research and development efforts or those of our partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

The regulatory approval process is lengthy, expensive and uncertain.

Prior to marketing, any new therapeutic product must undergo an extensive regulatory approval process in the United States (and in other countries, as applicable) to establish that the product meets minimum requirements for safety and efficacy. This regulatory process, which includes preclinical studies and clinical trials (and may also include post-marketing surveillance), can take many years to complete and require the expenditure of substantial resources. The commencement or completion of clinical trials may be delayed or halted for various reasons, including difficulty in patient accrual, inadequate drug supply, adverse medical events, lack of efficacy, and issues with evaluator institutional review boards. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, previously unknown problems associated with a product that come to light after marketing approval might lead to a requirement for additional clinical studies or withdrawal of the product from the market.

We have not submitted an investigational new drug, or IND, application for any product candidate, and no product candidate has been approved for commercialization in the United States or elsewhere. No assurance can be given that we or any of our partners will be able to identify a product candidate to submit for approval, conduct clinical testing, or obtain the necessary approvals from the U.S. Food and Drug Administration or other regulatory authorities for any products.

Our use of our platform technology depends on a third party license that could be terminated.

We utilize our platform technology under an exclusive license from the Massachusetts Institute of Technology. The license agreement contains certain diligence obligations relating to research and development milestones, clinical milestones, and commercialization milestones. If we fail to achieve those milestones, we could lose certain rights under the license, or even lose the license entirely, which would have a material adverse effect on our business.

We operate in a highly competitive industry, and if our competitors develop superior products and technologies, our competitive position could be compromised.

We face various types of actual and potential competition. Competition could come from both established and emerging pharmaceutical and biotechnology companies (including companies specializing in immunotherapy), academic institutions, governmental agencies, and public and private research institutions. Many of the companies against which we are likely to compete have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing, regulatory affairs, and marketing than we do. We also compete with small and early-stage companies, particularly with respect to collaborative arrangements with large and established companies and with respect to acquiring technologies that may be complementary to our programs. In addition, we face competition in recruiting and retaining qualified scientific and management personnel. If we are unable to compete effectively against these companies, our business, financial condition and results of operations could be materially adversely affected. Additional information concerning competition is set forth in the section entitled “Item 1. Business. Description of Business – Competition.”

Claims that our platform technology or our products infringe third party patents could result in costly litigation

We cannot be certain that our platform technology, our products, or their respective use, do not infringe third party patents. Third parties might allege that we are infringing their patent rights and resort to litigation against us. Although we have conducted freedom-to-operate studies, it is possible that we have failed to identify relevant patents or applications. New patent applications in the United States and elsewhere are published approximately 18 months after their initial filing. Therefore, it is possible that relevant third party patent applications have been filed, but are not yet publicly available.

We are aware of a third party U.S. patent that contains broad claims potentially relevant to some uses of our platform technology, and we are aware of a pair of third party patents that contain broad claims potentially relevant to certain therapeutic uses of our anti-PD-1 antibodies. Nevertheless, based on our analyses, if any claims in these patents were asserted against us, we do not believe our activities would be found to infringe any valid claim. If we were to challenge the validity of any claim in an issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the claim(s) in question. There is no assurance that a court would find in our favor on questions of infringement or validity.

In order to avoid or to settle potential patent infringement claims, we may choose to seek a license from a third party and pay license fees, or royalties, or both. Necessary licenses might not be available on commercially reasonable terms, if at all. Ultimately, we could be prevented from commercializing a product, or forced to cease using our technology platform, as a result of patent infringement claims. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, even if we prevail in the litigation, which could materially adversely affect our business, financial condition and results of operation.

We could be unsuccessful in obtaining adequate patent protection for one or more of our potential products.

The patent position of biotechnology and pharmaceutical companies is often uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably, and such standards are subject to change based on court decisions, such as recent U.S. Supreme Court cases involving patents. Consequently, patents might not issue from all of our patent applications. In the event that we are unsuccessful in obtaining adequate patent protection for one or more of our products in the future, our business could be adversely affected.

Our competitors might successfully evade our patent protection.

Notwithstanding valid patents that we may own or control through an exclusive license, our competitors may independently develop and market alternative products that are similar to ours, without infringing any of our patent rights. In addition, they may design around our patented platform technology. This could diminish our competitive advantage, particularly if the competitor is a large company with marketing resources greater than ours.

One or more of our patents could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third party to enforce a patent covering our platform technology or one of our products, the defendant might argue successfully that the claims we are asserting are invalid or unenforceable. Even though all of our issued patents will have undergone examination by the U.S. Patent and Trademark Office or a foreign patent office, we cannot be certain that there is no invalidating prior art. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or all of the patent protection on one or our products, or on our platform technology, which could have a materially adverse effect on our business.

In the course of litigation, we could be subject to unfavorable publicity.

During the course of any patent litigation, there could be public announcements regarding hearings, rulings on motions, or other interim developments. If securities analysts or investors perceive such announcements as negative, our business could be adversely affected and the market price of our stock could decline.

If we fail to retain key members of our staff, or fail to attract and train skilled new employees, our ability to conduct and expand our business would be impaired.

The loss of any of our key employees could seriously harm our product development and commercialization efforts. Furthermore, as our company continues to grow, we will require additional highly trained technical and business personnel. The market for such individuals is highly competitive in the biotechnology industry, particularly in the greater Cambridge, Massachusetts area where our main office and laboratory is located. If we fail to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be impaired.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could expend significant resources to bring our company into compliance.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations, and we are unable to predict whether any agency will adopt regulations in the future that would have a material adverse effect on our operations. The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for damages that result, and the associated liability could exceed the limits or fall outside our existing insurance coverage.

If a catastrophe strikes our research facilities, we may be unable to complete our projects for a substantial amount of time, we would experience lost revenue, and our business operations would suffer.

Our research and development facilities are located in Cambridge, Massachusetts. Although we have commercial insurance, our facilities and some pieces of equipment and biological samples are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods, and acts of terrorism, may affect our research and development facilities. In the event our existing research and development facilities or equipment is affected by man-made or natural disasters, we may be unable to continue research and development activities, and may fail to meet our internal objectives or our partner demands. If our research and development operations were curtailed or ceased, it would seriously harm our business. Although we have access to back-up power generators, in the event of a prolonged or even short-term power failure, we may lose biological samples stored in our freezers or growing in our incubators that could affect our ability to complete projects for ourselves or partners.

We may face product liability claims related to the use or misuse of products employing our antibody technology.

The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products derived from our research and development programs may be able to bring claims against us based on the use of those products in clinical trials or the sale of those products. Product liability claims may be expensive to defend and may result in significant judgments against us, which could exceed our insurance coverage.

Pharmaceutical pricing, reimbursement and related matters are uncertain.

Our business, financial condition and results of operation may be materially and adversely affected by the continuing efforts of the government and third party payors to contain or reduce the costs of healthcare. Federal and state proposals to implement government controls, as well as ongoing emphasis on managed care in the U.S. healthcare industry, may continue to put pressure on the pricing of pharmaceutical products and diagnostic tests. Cost control initiatives could decrease the price that we or our partners receives for products commercialized in the future, and also may have a material adverse effect on our business, financial condition and results of operations. To the extent that cost control initiatives have a material adverse effect on our partners, our ability to commercialize products and to realize royalties may be adversely affected.

Investment Risks

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in our securities may go down as well as up. In addition, there can be no certainty that the market value of an investment in our securities will fully reflect its underlying value. You could lose your entire investment.

Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

Our common stock is currently quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not be able to satisfy the requirements of a national securities exchange for our common stock to be listed on such an exchange, which is often a more widely-traded and liquid market. Among the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market are the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the various national exchanges and markets to have our common stock listed. Should we fail to satisfy the listing standards of the national exchanges or if our common stock is otherwise rejected for listing, or if our common stock remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer. In addition, the trading market for our common stock may continue to be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible for stockholders to sell shares of our common stock.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Unless we are able to meet the listing requirements of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his, her or its shares at or near bid prices, if at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are authorized to issue an aggregate of 300,000,000 shares of our common stock and 10,000,000 shares of “blank check” preferred stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise price) below the price you paid for your stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring, promoting or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our common stock may create downward pressure on our stock’s trading price.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer take a number of additional steps to approve a person’s account for transactions in penny stocks, including obtaining financial information and investment experience objectives of the person, making a reasonable determination that the transactions in penny stocks are suitable for that person, and making a reasonable determination that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. In addition, the rules require that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. Due to the additional burdens imposed by these rules, brokers may be less willing to execute transactions in securities subject to the penny stock rules, and this may make it more difficult for investors to dispose of our common stock and consequently cause a decline in the market value of our common stock.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure stockholders that they will not lose the entire amount of their investment.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses. Among other things, we are required to:

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
•	institute a comprehensive compliance function, including with respect to corporate governance;
•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•	maintain policies relating to our disclosure controls and procedures; and
•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are significant, and much greater than that of a privately-held company. Continued compliance with the rules and regulations applicable to publicly-traded companies may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to continue to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on our audit committee.

As an emerging growth company, we may follow certain permitted corporate governance practices, and may delay adoption of new or revised accounting standards, which may make our stock less attractive and result in less protection than is accorded to investors in a non-emerging growth company.

As an emerging growth company, we are permitted to follow certain corporate governance practices and disclosure requirements that are less robust than those otherwise required by the SEC. This may provide our stockholders with less information and less protection than what is accorded to investors under a national stock exchange’s listing requirements applicable to non-emerging growth company issuers.

In addition, as an emerging growth company, we have elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC. This means that when a standard is issued or revised and it has different application dates for public or private companies, we can delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is not an emerging growth company, or is an emerging growth company that has opted out of using the extended transition period, difficult, as different or revised standards may be used. As a result, investors may find our common stock less attractive and there may be a less active trading market for our common stock. Consequently, our stock price may be more volatile and could decline.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.

While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Certain provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorize “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;
•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;
•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;
•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•	prevent stockholders from calling special meetings; and
•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Also, in connection with the Merger, certain of our stockholders (who hold approximately 70% of the common stock), including all of the investors in the PPO, all of our pre-Merger stockholders and certain of the Enumeral stockholders (including all of Enumeral’s officers directors and principal stockholders) entered into a Voting Agreement in which they have agreed to vote their shares of our stock to elect certain directors specified in the Voting Agreement. The Voting Agreement will terminate two years from the date of closing of the Merger.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of our company.

Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company.  The ability of our board of directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to our board of directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

The sale of a significant number of registered shares of our common stock may cause our stock price to decline.

In November 2014, we registered 53,035,356 shares of common stock, consisting of 29,302,164 outstanding shares of common stock and 23,733,192 shares of common stock issuable upon exercise of outstanding warrants. The sale of these shares of our common stock will lead to an increase in the public float of our common stock, and such increase may cause the market price of our common stock to decline or fluctuate significantly.

***

The risks above do not necessarily comprise all of those associated with an investment in our company. This Annual Report on Form 10-K contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTY.

In March 2015, we relocated our offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. We are leasing 16,825 square feet at this facility pursuant to a lease that we entered into in November 2014. The term of this lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, we are obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the lease. We are also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit, which may be reduced to $411,988 following the second anniversary of our commencement date under the lease, provided that we meet certain financial conditions set forth in the lease.

We previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at a current annual rent of $248,664. Our lease for this space expires at the end of November 2015.

In addition, we maintain a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $21,600. Our lease for our New York offices expires December 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently eligible for quotation and trades on the OTC Markets under the symbol “ENUM.” Prior to the Merger, there was very limited trading in the Common Stock. The following table sets forth (since the Merger on July 31, 2014) the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.

Period	High	Low
Fiscal 2015
Quarter ending March 31, 2015 (through March 16, 2015)	$1.05	$0.70

Fiscal 2014
Quarter ended December 31, 2014	$1.50	$0.92
Quarter ended September 30, 2014 (beginning July 31, 2014)	$2.10	$1.14

Holders

As of March 16, 2015, we had 51,607,665 shares of our common stock issued and outstanding held by approximately 321 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

Except as otherwise disclosed in reports filed with the SEC, we have not sold any unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As a result of the Merger and the change in business and operations of Enumeral Biomedical, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of Enumeral, the accounting acquirer, prior to the Merger are considered our historical financial results.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited and unaudited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Enumeral Biomedical and its subsidiaries. In these consolidated financial statements, “subsidiaries” are companies that are wholly owned, the accounts of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation.

Overview

We were incorporated in Nevada as Cerulean Group, Inc. on February 27, 2012, and converted to a Delaware corporation on July 10, 2014. Our original business was to develop and operate a website for self-travelers and backpackers that would allow a person with access to the Internet to build an itinerary and plan a trip. Prior to the Merger, which is described in further detail below, our Board of Directors determined to discontinue operations in this area to seek a new business opportunity. As a result of the Merger, we have acquired the business of Enumeral. In connection with the Merger, we have also changed our name to Enumeral Biomedical Holdings, Inc. and changed our state of incorporation from Nevada to Delaware.

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

On July 31, 2014, our wholly owned subsidiary, Enumeral Acquisition Corp. merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Enumeral stock was converted into shares of our common stock, as described in more detail below.

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), we transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (the “Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Merger majority stockholder, and our former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our common stock held by such stockholder (which were cancelled and will resume the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and transactions effected pursuant to the Split-Off Agreement, we discontinued our pre-Merger business and acquired the business of Enumeral, and are continuing the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc.

Also on July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”).

Also on July 31, 2014, we changed our fiscal year from a fiscal year ending on October 31 of each year, which was used in our most recent filing with the SEC, to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

Enumeral was incorporated on December 11, 2009 and has devoted substantially all of its resources to the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. To date, all of our revenue has resulted from payments from strategic partners and we have not received any revenue from the sale of products or services. As of December 31, 2014, the Company had total stockholders’ deficiency of $1,683,583, including an accumulated deficit of $17,690,647.

Following the Merger, we are now in the business of discovering and developing novel therapeutics, known as immunomodulators or immunotherapies, that help the immune system attack diseased cells. We believe that our proprietary platform technology gives us a unique ability to extensively interrogate cells of the human immune system for drug candidate validation, and that this gives us a distinct advantage in selecting potential best-in-class therapeutic candidates. We are building a pipeline of antibody therapeutic candidates that target specific proteins, including regulatory proteins known as “checkpoints,” expressed on the surface of cells of the immune system for the treatment of cancer, autoimmune, and inflammatory diseases.

Our initial efforts are aimed at developing candidates that modulate tumor- and tissue-infiltrating lymphocyte (known as “TIL”) functions more selectively than current therapies. We employ our novel “Human Approach,” which enables us to measure efficacy ex vivo using human patient-derived TILs. We also use our platform technology to generate proprietary target-specific antibody libraries that are solely owned by us. To date we have focused our research efforts on using our platform technology licensed from the Massachusetts Institute of Technology, or MIT, Harvard University, and other institutions to identify and characterize antibodies and antigens that are relevant to diseases for which there is significant unmet medical need. We believe that the breadth of our drug discovery platform will support our goals to grow our business through revenue-generating research and development partnerships.

We have previously entered into several strategic alliances which have provided us with research and grant funding. In addition, internal product discovery programs that achieve significant value inflection points in the next twelve to eighteen months may generate cash flow from asset sales or licensing transactions. Revenues from corporate collaborations also serve to minimize future operating losses and equity requirements.

Our actual capital requirements may vary significantly and will depend on many factors, including the progress of our proprietary programs and the number and breadth of these programs; retention of existing and establishment of additional corporate collaborations and licensing arrangements; achievement of specific research objectives under our corporate collaboration arrangements; and the progress of the development efforts of our partners.

To date, our proof-of-concept corporate collaborations have provided modest revenues, and one has provided commercialization rights including shared (equal) ownership in any Enumeral-discovered antibodies, and rights to certain therapeutic and diagnostic outcomes. We are currently focused on entering into one or more collaborations aimed at joint product discovery and development programs that may provide up-front payments, research funding, and milestone and royalty payments. We may seek to retain commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from such collaborations.

Even if we are successful in entering into large corporate collaborations, we may incur increased expenses and additional losses for at least the next several years due to expanding internal product discovery programs, as well as additional expenses related to commercializing our rights retained in our corporate collaborations. We may also experience significant fluctuations in both timing and amounts of payments under corporate collaborations and licensing arrangements.

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. See Item 1A. - “Risk Factors.”

Results of Operations

Year ended December 31, 2014 as compared to year ended December 31, 2013

	Years Ended
	December 31,		Increase
	2014	2013	(Decrease)

Revenue:
Collaboration and license revenues	$115,714	$266,039	$(150,325)
Grant revenue	48,312	182,997	(134,685)

	164,026	449,036	(285,010)

Cost of revenue and expenses:
Research and development	3,575,695	2,369,414	1,206,281
General and administrative	3,019,101	1,832,088	1,187,013

Total cost of revenue and expenses	6,594,796	4,201,502	2,393,294

Loss from operations	(6,430,770)	(3,752,466)	(2,678,304)

Other income (expense):
Interest expense	(242,430)	(109,064)	(133,366)
Other expense	(1,690,658)	31	(1,690,689)
Change in fair value of derivative liabilities	184,448	(3,090)	187,538

Total other income (expense), net	(1,748,640)	(112,123)	(1,636,517)

Net loss	(8,179,410)	$(3,864,589)	$(4,314,821)

Collaboration and License Revenues

Collaboration and license revenue decreased $150,325 from the year ended December 31, 2013 to the year ended December 31, 2014. This decrease was attributable to the completion of multiple collaboration projects by the end of 2013.

Grant Revenue

Grant revenue decreased $134,685 from the year ended December 31, 2013 to the year ended December 31, 2014. The decrease in grant revenue was attributable to the completion of the Phase I National Cancer Institute (“NCI”) project in 2013.

Research and Development Expenses

Research and development expenses increased $1,206,281 from the year ended December 31, 2013 to the year ended December 31, 2014. The increase was primarily attributable to increased payroll and personnel expenses of $390,552, as we hired additional research and development personnel, increased patent expenses of $326,523, increased consulting expenses of $288,614, and an increase in lab expenses of $131,091. We expect research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate our proprietary internal programs. Such expenses will also increase to the extent that we enter into additional strategic alliances with third parties.

General and Administrative Expenses

General and administrative expenses increased $1,187,013 from the year ended December 31, 2013 to the year ended December 31, 2014. This increase was primarily attributable to increases in professional service fees, including additional fees related to being a public company, in the amount of $643,395, and an increase in non-cash stock compensation expense in the amount of $246,552.

Interest Expense

Interest expense increased by $133,366 from the year ended December 31, 2013 to the year ended December 31, 2014. This increase is largely attributable to debt discounts recorded for the beneficial conversion feature, which was accreted to interest expense over the term of the loan using the effective interest rate for the year ended December 31, 2014. No such instruments were outstanding at December 31, 2014.

Other Expense

Other expenses increased $1,690,689 primarily as a result of shares issued to prior stockholders based on the final amount of gross proceeds raised in the PPO. Based on the final amount of gross proceeds raised in the PPO, we issued 1,690,658 additional shares of common stock to our holders of common stock immediately prior to the Merger. These additional shares were issued at $1.00 per share. We recorded $1,690,658 in expenses related to these additional shares for the year ended December 31, 2014.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liability increased $187,538 due to fluctuations in the stock price following the PPO for warrants issued as part of the Merger.

In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of common stock. As of December 31, 2014, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at December 31, 2014 was estimated at $16,065,396. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. During the year ended December 31, 2014, we realized a gain of $196,388, due to the change in the fair value of the PPO warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between July 31, 2014 and December 31, 2014. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of warrants outstanding.

In connection with our December 2011 venture debt financing transaction with Square 1 Bank, we issued warrants to purchase an aggregate of 66,574 shares of common stock. As of December 31, 2014, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at December 31, 2014 was estimated at $53,406. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. During the year ended December 31, 2014, we realized a loss of $11,940, due to the change in the fair value of the warrant liability. This loss is primarily a result of the increase in the fair value of our stock price between December 31, 2013 and December 31, 2014. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of warrants outstanding.

Net loss increased to $8,179,410 for the year ended December 31, 2014 from $3,864,589 for the year ended December 31, 2013. This increase was primarily due to costs associated with the Merger, increased research and development expenses and general and administrative expenses, along with decreased revenues.

As of December 31, 2014, we have accumulated losses of $17,690,647 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placement of equity of both preferred and common stock, venture debt, and revenues from corporate collaborations and the contracts with NCI. We previously raised gross proceeds of $11.3 million in five financing rounds, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; and (v) a $750,000 bridge note financing. The securities issued in the above financing rounds were converted into Enumeral Biomedical common stock in the Merger. On July 31, 2014, we raised gross proceeds of $21.5 million in the PPO.

In December 2011, we entered into a venture debt financing with Square 1 Bank for $1.79 million which was advanced during 2011 and 2012. The financing, including a $15,000 success fee, was repaid in full in August 2014.

To date, revenue from contracts with our collaboration partners and the NCI has totaled $679,180, of which $164,027 and $449,036 was recognized for the years ended December 31, 2014 and 2013, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013

Net cash used in operating activities	$(5,238,414)	$(3,308,873)
Net cash used in investing activities	(4,113,335)	(63,080)
Net cash provided by financing activities	19,547,956	1,888,329
Net Increase (decrease) in cash and cash equivalents	10,196,207	(1,483,624)

The increase in net cash for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was $11,679,831, representing the aggregate of (i) an increase in net cash provided by financing activities of $17,659,627, (ii) an increase in net cash used in investing activities of $4,050,255, and (iii) an increase in net cash used in operating activities of $1,929,541.

Operating Activities

Net cash used in operating activities was $5,238,414 for the year ended December 31, 2014, which consisted primarily of a net loss of $8,179,410, adjusted for non-cash items including costs associated with the reverse merger of $1,690,658, stock-based compensation of $659,435, depreciation and amortization of $304,456, and a net increase of $293,183 in operating assets and liabilities.

Net cash used in operating activities was $3,308,873 for the year ended December 31, 2013, which consisted primarily of a net loss of $3,864,589, adjusted for non-cash items including stock based compensation of $367,062 and depreciation and amortization of $280,725.

Investing Activities

During the years ended December 31, 2014 and December 31, 2013, our investing activities used cash of $4,113,335 and $63,080, respectively. The use of net cash in the year ended December 31, 2014 resulted from net purchases of marketable securities of $3,019,896, purchases of property and equipment of $563,695, and security deposits of $529,744. The use of net cash in the year ended December 31, 2013 resulted primarily from purchases of property and equipment of $63,049.

Financing Activities

Net cash provided by financing activities was $19,547,956 for the year ended December 31, 2014, compared to $1,888,329 for the year ended December 31, 2013. Cash provided by financing activities for the year ended December 31, 2014 consisted of net proceeds from issuance of common stock of $18,255,444, net proceeds from the issuance of preferred stock of $1,597,860, proceeds from the issuance of promissory notes of $750,000, less payments on long-term debt of $1,055,348. Cash provided by financing activities for the year ended December 31, 2013 primarily consisted of net proceeds from the issuance of preferred stock of $2,540,975, less payments on long-term debt of $716,000.

As of December 31, 2014, we had approximately $10.5 million in cash and cash equivalents and $3.0 million in marketable securities. We believe that our existing cash and marketable securities and anticipated cash flow from strategic alliances will be sufficient to support our operations for at least the next 12 months.

Our actual future capital requirements, however, will depend on many factors, including but not limited to the progress of our research and development programs, the number and breadth of these programs, our ability to establish and maintain additional strategic alliance and licensing arrangements, achievement of milestones under strategic alliance arrangements, and the progress of the development efforts of our strategic partners.

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings, or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. See Item 1A. “Risk Factors.”

Critical Accounting Policies, Estimates, and Judgments

Recently Adopted Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”), which eliminates the concept of a development stage entity (“DSE”) in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities. The new guidance applies to all entities that previously met the definition of a DSE. ASU 2014-10 is effective for public business entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption of the new standard is permitted. Management has elected to early adopt ASU 2014-10, as permitted and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and ASUs of the FASB. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment, which is the business of discovering and developing novel therapeutics known as immunomodulators or immunotherapies that help the immune system attack diseased cells. We operate in only one geographic segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. We have determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates, and are recorded on the balance sheet at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

Concentration of Credit Risk

We have no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject us to credit risk consists primarily of cash and cash equivalents. We generally invest our cash in money market funds, U.S. Treasury securities and U.S. Agency securities that are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. At times, our cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which we could borrow funds with similar remaining maturities and approximates fair value. Our assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB’s Accounting Standards Codification 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

Revenue Recognition

Collaboration and License Revenue

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with GAAP.

We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as a measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on best-efforts basis and we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory. At that time, the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over a period we expect to complete its performance obligations.

Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

Grant Revenue

We recognize nonrefundable grant revenue that is earned in connection with the Research Agreement with the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”), which was executed in September 2012. In September 2014, we were awarded a Phase II Small Business Innovation Research contract from NCI. Grant revenue consists of a portion of the funds received to date from the NIH, which allows us to conduct research on colon cancer tissues. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement.

Research and Development Expenses

Research and development expenditures are charged to the statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical supply costs, contract services, depreciation and amortization expense and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred. Legal fees incurred in connection with patent applications along with fees associated with the license to our core technology are expensed as research and development expense.

Accounting for Derivative Liabilities

Our derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the July 2014 PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be derivative liabilities and, therefore, the fair value of the warrants is recorded in the current liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liability on the statement of operations.

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of December 31, 2014.

Stock-Based Compensation

We have elected to use the Black-Scholes option pricing model to determine the grant date fair value of share-based awards. We recognize the compensation cost of employee share-based awards on a straight-line basis over the employee’s requisite service period of each award, which is generally the vesting period.

The fair value of the restricted stock awards granted to employees is based upon the fair value of the common stock on the date of grant. Expense is recognized over the vesting period.

Expected volatility for our common stock was determined based on the historical volatility of comparable publicly traded companies in a similar industry. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected term of the option. No dividend yield was assumed as the Company does not pay dividends on its common stock. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method.

Prior to the Merger we engaged a third party to develop an estimate of the fair value of a share of our common stock on a fully-diluted, minority, non-marketable basis as of December 31, 2013. Based upon unaudited historical, pro-forma and/or forecast financial and operational information, which our management represented as accurately reflecting the company’s operating results and financial position, the third party utilized both a market approach (using various financial statement metrics of similar enterprises’ equity securities to estimate the fair value of our equity securities) and an income approach (which bases value on expectations of future income and cash flows) in their analyses. The fair value of a single share of common stock was determined using the option pricing method, which treats common and preferred stock as call options on the aggregate enterprise value and using traditional models, including Black-Scholes or binomial models, to calculate share values.

Following the Merger, our common stock is publicly traded, and fair market value is determined based on the closing sales price of our common stock on the OTC Markets.

Recent Authoritative Guidance

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. We are required to adopt the amendments in the ASU using one of two acceptable methods. Our management is currently in the process of determining which adoption method we will apply and evaluating the impact of the guidance on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on the consolidated financial statements, but may impact our footnote disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest rates. As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents and marketable securities of $13,470,236 and $263,910, respectively, consisting primarily of money market funds and U.S Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our vice president of finance, chief accounting officer and treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In our Quarterly Report on Form 10-Q for the period ending September 30, 2014, we noted that Enumeral became a public reporting company in connection with a reverse merger completed on July 31, 2014, and that, as of September 30, 2014, our principal executive officer and our principal financial officer had concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were not effective, as further set forth in our Quarterly Report. Subsequent to that Quarterly Report, our management team undertook certain measures designed to improve the effectiveness of our controls and procedures, including hiring a director of finance, improved segregation of duties, and implementing additional review and approval processes.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures included in such controls may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Except as described in this Item 9A, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required under this Item is incorporated by reference to the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required under this Item is incorporated by reference to the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required under this Item is incorporated by reference to the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required under this Item is incorporated by reference to the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required under this Item is incorporated by reference to the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2014 and 2013

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) at December 31, 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

•	Notes to Consolidated Financial Statements

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 31, 2014, by and among the Company, Acquisition Sub and Enumeral Biomedical Corp. (Incorporated by reference to Exhibit 2.1 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.2	Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.3	Certificate of Merger of Enumeral Biomedical Corp., with and into Acquisition Sub, filed July 31, 2014. (Incorporated by reference to Exhibit 3.3 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.1	Split-Off Agreement, dated as of July 31, 2014, by and among Enumeral Biomedical Holdings, Inc., Cerulean Operating Corp. and Olesya Didenko. (Incorporated by reference to Exhibit 10.1 number of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.2	General Release Agreement, dated as of July 31, 2014, by and among Enumeral Biomedical Holdings, Inc., Cerulean Operating Corp. and Olesya Didenko. (Incorporated by reference to Exhibit 10.2 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.3	Form of Lock-Up Agreement between Enumeral Biomedical Holdings, Inc. and the officers, directors and shareholders party thereto. (Incorporated by reference to Exhibit 10.3 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.4	Form of Subscription Agreement for the PPO between Enumeral Biomedical Holdings, Inc. and the investors party thereto. (Incorporated by reference to Exhibit 10.4 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.5	Form of PPO Warrant for Common Stock of Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).

10.6	Placement Agency Agreement, dated July 3, 2014, between Enumeral Biomedical Holdings, Inc. and EDI Financial, Inc., as amended by Amendment No. 1 dated as of July 21, 2014. (Incorporated by reference to Exhibit 10.6 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.7	Placement Agency Agreement, dated July 25, 2014, between Enumeral Biomedical Holdings, Inc. and Katalyst Securities LLC. (Incorporated by reference to Exhibit 10.7 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.8	Form of Agent Warrant in the PPO for Common Stock of Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.9	Form of Registration Rights Agreement for the PPO dated July 31, 2014, among Enumeral Biomedical Holdings, Inc. and the other parties thereto (Incorporated by reference to Exhibit 10.9 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.10	Voting Agreement dated July 31, 2014, among Enumeral Biomedical Holdings, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.10 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.11†	The Registrant’s 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.12†	Amendment No. 1 to Enumeral Biomedical Holdings, Inc.’s 2014 Equity Incentive Plan, adopted on December 1, 2014 (Incorporated by reference to Exhibit 10.3 of the Form 8-K for the event occurring on December 1, as filed with the Securities and Exchange Commission on December 4, 2014 (SEC File No. 333-185891)).
10.13†	Form of Non-Qualified Stock Option Agreement under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.14†	Form of Stock Appreciation Right Grant Agreement under 2014 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.13 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.15†	Form of Restricted Stock Agreement under 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.16†	Form of Incentive Stock Option Agreement under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.17†	Amended and Restated Employment Agreement, dated as of July 21, 2014 between Enumeral Biomedical Corp. and Arthur Tinkelenberg, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.16 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.18†	Amended and Restated Employment Agreement, dated as of July 21, 2014 between Enumeral Biomedical Corp. and John Rydzewski, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.17 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.19†	Employment Agreement, dated as of May 19, 2011 between Enumeral Biomedical Corp. and Derek Brand, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.18 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).

10.20†	Scientific Advisory Board Agreement, dated as of September 14, 2014, between Enumeral Biomedical Holdings, Inc. and Barry Buckland, Ph.D. (Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.21	Real Estate Lease Agreement, dated as of July 16, 2012, between Enumeral Biomedical Corp. and RB Kendall Fee, LLC (Incorporated by reference to Exhibit 10.19 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.22	Indenture of Lease, dated as of November 7, 2014, between King 200 CPD LLC and Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.23*	Form of Replacement Warrant, issued by Enumeral Biomedical Holdings, Inc. to Square 1 Bank pursuant to Loan and Security Agreement between Enumeral Biomedical Corp. and Square 1 Bank, as amended.
10.24§	Exclusive Patent License Agreement, dated as of April 15, 2011, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.22 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.25§	First Amendment to Exclusive Patent License Agreement, effective as of March 8, 2013, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.23 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.26	Second Amendment to Exclusive Patent License Agreement, effective as of July 16, 2014, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.24 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.27§	Contract Research Agreement, dated as of February 28, 2012, between Enumeral Biomedical Corp. and Crucell Holland B.V. (Incorporated by reference to Exhibit 10.25 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.28§	1st Amendment to Contract Research Agreement, dated as of March 22, 2013, between Enumeral Biomedical Corp. and Crucell Holland B.V. (Incorporated by reference to Exhibit 10.26 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.29§	Master Service Provider Agreement, dated as of March 14, 2012, between Enumeral Biomedical Corp. and Anthrogenesis Corporation D/B/A Celgene Cellular Therapeutics. (Incorporated by reference to Exhibit 10.27 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.30§	Change Order, dated as of December 16, 2013, between Enumeral Biomedical Corp. and Celgene Cellular Therapeutics. (Incorporated by reference to Exhibit 10.28 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.31§	Research Agreement, dated as of June 18, 2012, between Enumeral Biomedical Corp. and sanofi-aventis U.S. Inc. (Incorporated by reference to Exhibit 10.29 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.32§	Services Agreement, dated as of October 8, 2013, between Enumeral Biomedical Corp. and Novartis Pharma AG. (Incorporated by reference to Exhibit 10.30 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).

10.33§	Agreement, dated as of March 21, 2013, between Enumeral Biomedical Corp. and Fikst. (Incorporated by reference to Exhibit 10.31 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.34§	Award/Contract, dated as of September 17, 2012, between Enumeral Biomedical Corp. and National Cancer Institute. (Incorporated by reference to Exhibit 10.32 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.35§	Award/Contract, dated as of September 10, 2014, between Enumeral Biomedical Corp. and National Cancer Institute (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.36*§	Study Agreement, dated as of December 17, 2014, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp.
10.37*	Form of Replacement Warrant issued by Enumeral Biomedical Holdings, Inc. to holders of warrants of Enumeral Biomedical Corp issued in connection with the Bridge Notes offering.
10.38†	Offer Letter dated July 25, 2014, between Enumeral Biomedical Corp. and Kevin G. Sarney. (Incorporated by reference to Exhibit 10.44 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.39	Form of Indemnification Agreement between Enumeral Biomedical Holdings, Inc. and each of its directors and officers (Incorporated by reference to Exhibit 10.45 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
21*	Subsidiaries of Enumeral Biomedical Holdings, Inc.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial and Accounting Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **	Interactive Data Files of Financial Statements and Notes.

101.INS **	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

March 19, 2015	By:	/s/ Arthur H. Tinkelenberg, Ph.D.
	Name:	Arthur H. Tinkelenberg, Ph.D.
	Title:	President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ John J. Rydzewski	Director and Executive Chairman of the Board	March 19, 2015
John J. Rydzewski

/s/ Arthur H. Tinkelenberg, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2015
Arthur H. Tinkelenberg, Ph.D.

/s/ Barry Buckland, Ph.D.	Director	March 19, 2015
Barry Buckland, Ph.D.

/s/ Allan Rothstein	Director	March 19, 2015
Allan Rothstein

/s/ Paul J. Sekhri	Director	March 19, 2015
Paul J. Sekhri

/s/ Robert L. Van Nostrand	Director	March 19, 2015
Robert L. Van Nostrand

/s/ Daniel B. Wolfe, Ph.D.	Director	March 19, 2015
Daniel B. Wolfe, Ph.D.

/s/ Kevin G. Sarney Kevin G. Sarney	Vice President of Finance, Chief Accounting Officer and Treasurer (principal financial officer and principal accounting officer)	March 19, 2015

Enumeral Biomedical Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enumeral Biomedical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Enumeral Biomedical Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2014 and 2013. Enumeral Biomedical Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enumeral Biomedical Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

New York, New York

March 19, 2015

Enumeral Biomedical Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,460,117	$263,910
Marketable securities	3,010,119	-
Accounts receivable	284,401	125,000
Prepaid expenses and other current assets	202,380	142,741
Total current assets	13,957,017	531,651

Property and equipment, net	1,007,127	747,888
Other assets:
Restricted cash	562,410	32,666
Other assets	8,416	6,100

Total assets	$15,534,970	$1,318,305

LIABIITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable ($77,748 and $126,633 due to related parties, respectively)	$614,106	$342,595
Accrued expenses and other current liabilities ($0 and $50,942 due to related parties, respectively)	217,141	206,035
Deferred rent	32,416	15,101
Deferred revenue	134,908	25,714
Current portion of long-term debt	-	716,000
Derivative liabilities	16,118,802	41,466
Total current liabilities	17,117,373	1,346,911
Deferred rent, net of current portion	-	37,267
Deferred revenue, net of current portion	101,180	-
Long-term debt, net of current portion and discount	-	339,348
Total liabilities	17,218,553	1,723,526

Commitments and contigencies
Stockholders' deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 51,588,617 and 16,692,093 shares issued and outstanding at December 31, 2014 and 2013, respectively	51,589	16,692
Additional paid-in-capital	15,965,252	9,089,324
Accumulated other comprehensive loss	(9,777)	-
Accumulated defict	(17,690,647)	(9,511,237)
Total stockholders’ deficiency	(1,683,583)	(405,221)
Total liabilities and stockholders’ deficiency	$15,534,970	$1,318,305

The accompanying notes are an integral part of the consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2014	2013

Revenues:
Collaboration and license revenues	$115,714	$266,039
Grant revenues	48,312	182,997

Total revenues	164,026	449,036

Cost of revenues and expenses:
Research and development	3,575,695	2,369,414
General and administrative	3,019,101	1,832,088

Total cost of revenue and expenses	6,594,796	4,201,502

Loss from operations	(6,430,770)	(3,752,466)

Other income (expense):
Interest expense	(242,430)	(109,064)
Other (expense) income	(1,690,658)	31
Change in fair value of derivative liabilities	184,448	(3,090)

Total other income (expense), net	(1,748,640)	(112,123)

Net loss before income taxes	(8,179,410)	(3,864,589)
Provision for income taxes	-	-

Net loss	$(8,179,410)	$(3,864,589)
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities arising during the period	(9,777)	-

Comprehensive loss	$(8,189,187)	$(3,864,589)

Net loss per share - basic and diluted	$(0.26)	$(0.28)

Weighted-average number of common shares attributable to common stockholders - basic and diluted	32,047,194	13,815,914

The accompanying notes are an integral part of the consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Consolidated Statements of Stockholders’ Deficiency

				Accumulated
				Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficiency

Balance at December 31, 2012	10,807,611	$10,808	$6,085,764	$-	$(5,646,648)	$449,924

Stock-based compensation expense	-	-	367,062	-	-	367,062
Issuance of common stock to share holders	405,016	405	99,186	-	-	99,591
Issuance of restricted stock to share holders	1,816,289	1,816	-	-	-	1,816
Exchange of Series A-2 convertible preferred stock	3,663,177	3,663	2,537,312	-	-	2,540,975
Net loss	-	-	-	-	(3,864,589)	(3,864,589)
Balance at December 31, 2013	16,692,093	$16,692	$9,089,324	$-	$(9,511,237)	$(405,221)

Stock-based compensation expense	-	-	659,435	-	-	659,435
Conversion of convertible promissory notes	3,230,869	3,231	684,423	-	-	687,654
Proceeds from issuance of common stock in PPO, net of issuance costs	21,549,510	21,549	18,233,895	-	-	18,255,444
Derivative liability for warrants issued to PPO and Agent	-	-	(16,261,784)	-	-	(16,261,784)
Shares issued to placement agents	150,000	150	(150)	-	-	-
Recapitalization for reverse merger	5,497,800	5,498	(5,498)	-	-	-
Exchange of Series B convertible preferred stock into common stock	2,777,687	2,778	1,595,082	-	-	1,597,860
Issuance of common stock to pre-merger share holders	1,690,658	1,691	1,688,967	-	-	1,690,658
Beneficial conversion feature associated with convertible promissory note	-	-	281,558	-	-	281,558
Unrealized holding losses on available-for-sale securities	-	-	-	(9,777)	-	(9,777)
Net loss	-	-	-	-	(8,179,410)	(8,179,410)
Balance at December 31, 2014	51,588,617	$51,589	$15,965,252	$(9,777)	$(17,690,647)	$(1,683,583)

The accompanying notes are an integral part of the consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(8,179,410)	$(3,864,589)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and Amortization	304,456	280,725
Stock-based compensation	659,435	367,062
Change in fair value of derivatives	(184,448)	3,090
Non-cash costs associated with reverse merger	1,690,658	-
Accretion of debt discount	177,712	6,613
Issuance of common stock pursuant to license agreement	-	35,868
Changes in operating assets and liabilities:
Accounts receivables	(159,401)	(71,311)
Prepaid expenses and other assets	(61,955)	(59,061)
Accounts payable	271,511	(15,872)
Accrued expenses and other current liabilities	52,606	68,299
Deferred rent	(19,952)	(11,584)
Deferred revenue	210,374	(48,113)
Net cash used in operating activities	(5,238,414)	(3,308,873)

Cash flows from investing activities:
Purchases of property and equipment	(563,695)	(63,049)
Purchase of marketable securities	(3,019,896)	-
Security deposit	(529,744)	(31)
Net cash used in investing activities	(4,113,335)	(63,080)

Cash flows from financing activities:
Proceeds from issuance of Series A-2 convertible preferred stock, net of issuance costs	-	2,540,975
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	1,597,860	-
Proceeds from issuance of common stock	-	63,354
Proceeds from issuance of common stock in PPO, net of issuance costs	18,255,444	-
Proceeds from issuance of convertible promissory note	750,000	-
Payments on long-term debt	(1,055,348)	(716,000)
Net cash provided by financing activities	19,547,956	1,888,329

Net Increase (decrease) in cash and cash equivalents	10,196,207	(1,483,624)
Cash and cash equivalents, beginning of period	263,910	1,747,534
Cash and cash equivalents, end of period	$10,460,117	$263,910

Supplemental cash flow disclosures:
Cash paid for interest	$73,977	$107,265
Conversion of convertible note and accrued interest, net of beneficial
conversion feature	$687,654	$-

The accompanying notes are an integral part of the consolidated financial statements

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - NATURE OF BUSINESS

Enumeral Biomedical Corp. (“Enumeral”) was founded in 2009 in the state of Delaware as Enumeral Technologies, Inc. The name was later changed to Enumeral Biomedical Corp.

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

Following the Merger, the Company is discovering and developing novel therapeutics known as immunomodulators or immunotherapies that help the immune system attack diseased cells. The Company believes it has a unique ability to extensively interrogate cells of the human immune system for drug candidate validation, and that this ability could give the Company a distinct advantage in selecting potential best-in-class candidates. The Company is building a pipeline of drug candidates for the treatment of cancer, infectious, and inflammatory diseases and leveraging the breadth of the Company’s technology in order to drive near-term cash flows from out-licensing of the Company’s drug candidates and through strategic collaboration partnerships. The Company’s near-term goals include performance of preclinical testing on drug candidates resulting from internal programs to generate data to support the Company’s ability to obtain revenue from co-development partners. The Company has focused its research efforts on using its proprietary drug discovery platform utilizing, in part, technology licensed by Enumeral from the Massachusetts Institute of Technology, Harvard University and other institutions to identify and elucidate antibodies and antigens that are responsible for diseases that affect millions of individuals and are underserved by current therapeutic alternatives. These diseases have included cancer, infectious, and inflammatory diseases. The Company believes that the breadth of the drug discovery platform offers the potential to grow through revenue-generating collaborative research and development partnerships.

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

As of December 31, 2014, the Company has a working capital deficiency of $3,160,356 due to $16,118,802 of derivative liabilities, and an accumulated deficit of $17,690,647. Additionally, the Company has incurred negative cash flows from operations and net losses to date.

The continued operations of the Company are dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company believes that its existing cash and cash equivalents at December 31, 2014 will be sufficient to fund its operations for at least the next 12 months.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. In these consolidated financial statements, “subsidiaries” are companies that are wholly owned, the accounts of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation.

Recently Adopted Accounting Standards

On June 10, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”), which eliminates the concept of a development stage entity in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more development stage entities (“DSE”) being considered variable interest entities. The new guidance applies to all entities that previously met the definition of a DSE. ASU 2014-10 is effective for public business entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption of the new standard is permitted. Management has elected to early adopt ASU 2014-10, as permitted and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of discovering and developing novel therapeutics known as immunomodulators or immunotherapies that help the immune system attack diseased cells. The Company operates in only one geographic segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The Company has determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates, and are recorded on the balance sheet at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity when securities are sold, the unrealized gains and losses are reclassified to net earnings.

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

The Company’s cash equivalents carried at fair value are primarily comprised of investments in a U.S. Treasury and federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 10. The following table presents information about the Company’s financial assets and liabilities measured at a fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$211,329	$211,329	$-	$-
Money Market funds, included in cash equivalents	$10,248,788	$10,248,788	$-	$-
Marketable securities – U.S. Treasuries	$3,010,119	$3,010,119	$-	$-
Liabilities
Derivative liabilities	$16,118,802	$-	$-	$16,118,802

	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$263,910	$263,910	$-	$-
Liabilities
Derivative liabilities	$41,466	$-	$-	$41,466

The following table provides a roll forward of the fair value of the Company’s warrant liabilities, using Level 3 inputs:

Balance at December 31, 2013	$41,466
Warrants granted with PPO at July 31, 2014	16,261,784
Change in fair value	(184,448)
Balance at December 31, 2014	$16,118,802

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of December 31, 2014 or December 31, 2013.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the years ended December 31, 2014 and 2013, respectively.

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

The difference between the total consideration received to date and the revenue recognized is recorded as deferred collaboration revenue. Deferred collaboration revenue totaled $0 and $25,714 at December 31, 2014 and December 31, 2013, respectively.

Grant Revenue

The Company recognizes nonrefundable grant revenue that is earned in connection with its Research Agreement with the National Cancer Institute (“NCI”). Grant revenue consists of a portion of the funds received to date by the NCI, which allow the Company to conduct research on colon cancer tissues. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement. The Company recognized $48,312 in grant revenue associated with the Phase II NCI grant for the year ended December 31, 2014. The Company recognized $182,997 in grant revenue associated with the Phase I NCI grant for the year ended December 31, 2013. The difference between the total consideration received to date and the revenue recognized is recorded as deferred grant revenue. Deferred grant revenue totaled $236,088 at December 31, 2014 and $0 at December 31, 2013. In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from NCI.

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

Derivative Liabilities

The Company’s derivative liabilities relates to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the July 2014 PPO (as defined below in Note 9) and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank (as further described in Note 6) that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger. Additional detail regarding these warrants can be found in Note 10 below.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be liabilities and, therefore, the fair value of the warrants is recorded in the current liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liability on the statement of operations and comprehensive loss.

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants upon issuance and as of December 31, 2014.

Comprehensive Loss

Other comprehensive loss is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2014, there were no reclassifications out of accumulated other comprehensive loss.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations and comprehensive loss based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and e) the estimated fair value of its Common Stock on the measurement date. Due to the lack of a public market for the trading of its Common Stock and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends, and does not expect to pay dividends in the foreseeable future.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

The Company recognizes the compensation cost of employee share-based awards on a straight-line basis over the employee’s requisite service period of each award, which is generally the vesting period. The fair value of the restricted stock awards granted to employees is based upon the fair value of the common stock on the date of grant. Expense is recognized over the vesting period.

The Company has recorded stock-based compensation expense of $659,435 and $367,062 for the years ended December 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2014, the Company engaged a third party to develop a binomial lattice model to estimate the fair value of options to purchase a total of 450,000 shares with vesting based on the future performance of a share of the Company’s common stock.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2014 and December 31, 2013. At December 31, 2014 and December 31, 2013, the number of shares underlying options and warrants that were anti-dilutive was approximately 27.5 million shares and 0.9 million shares, respectively.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ACS 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740 and has no uncertain tax liabilities at December 31, 2014 or December 31, 2013. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on the consolidated financial statements, but may impact the Company’s footnote disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31,
	2014	2013
Laboratory equipment	$1,611,513	$1,082,438
Computer/office equipment and software	117,429	87,563
Furniture, fixtures and office equipment	23,526	18,772
Leasehold improvements	112,507	112,507
	1,864,975	1,301,280
Less - Accumulated depreciation and amortization	(857,848)	(553,392)
Total property and equipment, net	$1,007,127	$747,888

Depreciation and amortization expense for the twelve months ended December 31, 2014 and 2013 were $304,456 and $280,725, respectively.

5 – RESTRICTED CASH

We held $562,410 and $32,666 in restricted cash as of December 31, 2014 and December 31, 2013, respectively. The balances are primarily held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements.

6 – DEBT

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

In connection with the Square 1 Financing, Enumeral issued warrants to purchase an aggregate of 41,659 shares of Enumeral Series A preferred stock that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger, as further described in Note 10 below.

Convertible Promissory Notes

In February 2014, Enumeral raised $750,000 by issuing convertible promissory notes at 12% interest per annum. The maturity date was July 2015. The holders of these notes had the right to convert the notes into shares of common stock at a premerger conversion price of $0.27 per share. In July 2014, the principal of $750,000 and accrued interest of $41,500, offset by $103,846 of debt discount, related to these notes were converted into 3,230,869 shares of common stock (see Note 8). If prior to maturity or conversion, Enumeral consummated a liquidation event as defined, at the election of the holder, (a) Enumeral would have been required to pay the holders an amount equal to the sum of three times the total principal amount then outstanding under these notes, plus all accrued and unpaid interest due, (b) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s Series A-2 Preferred Stock at the closing of the liquidation event at the Series A-2 Original Issue Price, and (c) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s common stock at the closing of the liquidation event at a price per share of $0.27.

Enumeral allocated proceeds to the convertible notes and the warrants based upon the relative fair value on the issuance date which resulted in a $140,779 debt discount on the convertible promissory notes and $140,779 allocated to the warrants, recorded in equity. The allocation of proceeds to the warrants gave rise to a beneficial conversion feature which was recorded at the intrinsic value ($140,779) calculated as the difference between the adjusted conversion price of approximately $0.22 and the estimated fair value of Enumeral’s common stock of $0.27. For the year ended December 31, 2014, the Company recorded $177,712 to interest expense as it relates to the beneficial conversion feature and debt discount associated with warrants.

7 - COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility (the “Premises”) pursuant to Indenture of Lease (the “Lease”) that the Company entered into in November 2014. Under the terms of the Lease, the Company will receive the benefit of a mutually agreed upon “turn-key” build out by the landlord for the Premises. The term of the Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the Lease. The Company is also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit, which may be reduced to $411,988 following the second anniversary of the commencement date under the Lease, provided that the Company meets certain financial conditions set forth in the Lease.

The Company previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at a current annual rent of $248,664. Enumeral’s lease for this space expires on November 30, 2015. Enumeral maintains a security deposit relating to the facility, recorded as restricted cash on the accompanying consolidated balance sheet.

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $21,600. The lease for the Company’s New York offices expires on December 31, 2015.

Rent expense was $309,475 and $292,390 for the years ended December 31, 2014 and 2013, respectively.

Future operating lease commitments as of December 31, 2014 are as follows:

Years Ending December 31,
2015	$846,404
2016	733,009
2017	754,966
2018	777,567
2019	800,842
Thereafter	134,123

$4,046,911

Employment Agreements

The Company has employment agreements with certain members of management which contain minimum annual salaries and severance benefits if their employment is terminated prior to the term of the agreements.

8 – LICENSE AGREEMENT AND RELATED-PARTY TRANSACTIONS

License Agreement

In April 2011, Enumeral licensed certain intellectual property from the Massachusetts Institute of Technology (“MIT”), then a related party (as one of Enumeral’s scientific co-founders was an employee of MIT), pursuant to an Exclusive License Agreement (the “License Agreement”), in exchange for the payment of upfront license fees and a commitment to pay annual license fees, patent costs, milestone payments, royalties on sublicense income and, upon product commercialization, royalties on the sales of products covered by the licenses or income from corporate partners, and the issuance of 66,303 shares of Enumeral common stock.

All amounts paid related to the license fees have been expensed as research and development by Enumeral as incurred. The Company incurred $25,000 and $20,000 in the yearsended December 31, 2014 and 2013, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $30,000 in 2015, $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. To date, no milestone payments have been earned or made. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the years ended December 31, 2014 and 2013, Enumeral paid $505,697 and $207,220 to MIT and $173,525 and $27,812 to Harvard, respectively.

As of the effective date of the License Agreement through the date upon which $7,500,000 of funding for Enumeral’s capital stock has been achieved, Enumeral is required to issue MIT and affiliates an aggregate amount of shares equaling 3% of Enumeral’s issued and outstanding common stock on a fully diluted basis. In March 2013, Enumeral and MIT amended the License Agreement to clarify how equity issuances are to be made under the terms of the License Agreement. In April of 2013, Enumeral satisfied the $7,500,000 funding requirement through the Series A-2 financing which fulfilled the provision in the License Agreement that required Enumeral to issue shares to MIT and other licensing institutions set forth in the License Agreement. During 2013, Enumeral issued 146,406 shares of common stock under this provision of the License Agreement. During the year ended December 31, 2013, the Company incurred stock based compensation expense related to these additional shares in the amount of $35,867.

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

Consulting Agreements

On April 19, 2011, Enumeral entered into a consulting agreement with Barry Buckland, Ph.D., a member of the board of directors. Pursuant to the original agreement, Dr. Buckland was compensated through the issuance of 159,045 shares of restricted common stock of Enumeral that vested on the following schedule: 25% on the execution of the contract, 25% on April 19, 2012 and the remaining 50% vesting in equal monthly installments through April 1, 2014. These shares were subsequently converted into 175,286 shares of the Company’s common stock in connection with the Merger. The term of the consulting agreement was three years. On February 11, 2013, the consulting agreement was amended so that Dr. Buckland would receive $75,000 per year for a period of one year. On August 14, 2013, the consulting agreement was amended so that Dr. Buckland would receive $37,500 per year for a period of one year. In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which supersedes the previous consulting agreement, and pursuant to which Dr. Buckland will serve as Chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the years ended December 31, 2014 and 2013, the Company recognized $32,667 and $53,125 of expense, respectively, related to the consulting agreement and SAB Agreement.

On September 20, 2013, Enumeral entered into a consulting agreement with Allan Rothstein and Norman Rothstein (collectively the “Consultants”). Pursuant to the consulting agreement, Allan Rothstein was elected as a member of the Board of Directors of Enumeral. The Consultants were compensated through the issuance of 1,000,000 shares of restricted common stock of Enumeral, with one third vesting upon the execution of the consulting agreement, one third vesting on December 10, 2013 and one third vesting on March 10, 2014. These shares were subsequently converted into 1,102,121 shares of the Company’s common stock in connection with the Merger. The consulting agreement had a term of two years, but was terminated on July 30, 2014. During the years ended December 31, 2014 and 2013, the Company recognized $90,000 and $180,000 of restricted stock compensation expense, respectively, related to the shares granted in this consulting agreement.

9 – EQUITY

Common Stock

On April 8, 2014, Enumeral amended its certificate of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 24,000,000.

In April 2014, Enumeral issued 948,823 shares of Series B Convertible Preferred Stock at an issue price of $2.125 per share for proceeds of $1,597,860, net of issuance costs of $418,390. The Series B Preferred Stock ranks pari passu in all respects to Enumeral’s Series A-2, Series A-1 and Series A Preferred Stock. In connection with this offering, Enumeral paid the placement agent $81,000 in cash and issued the placement agent a warrant to purchase 38,259 Series B shares exercisable at $2.125 per share for a term of five years. These costs were included in the total issuance costs. All shares and warrants were converted as part of the Merger (see Merger discussion below).

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

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business and acquired the business of Enumeral, and has continued the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc. In accordance with “reverse merger” accounting treatment, historical financial statements for Enumeral Biomedical Holdings Inc. as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Enumeral prior to the Merger in all future filings with the SEC.

Private Placement

On July 31, 2014, the Company closed a private placement offering (the “PPO”) of 21,549,510 units of securities, at a purchase price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). The investors in the PPO (for so long as they hold shares of the Company’s common stock) have anti-dilution protection on the shares of common stock included in the Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning), such that if within two years after the closing of the PPO the Company issues additional shares of the Company’s common stock or common stock equivalents (subject to customary exceptions, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances) for a consideration per share less than $1.00 (the “Lower Price”), each such investor would be entitled to receive from the Company additional shares of common stock in an amount such that, when added to the number of shares of common stock initially purchased by such investor, would equal the number of shares of common stock that such investor’s PPO subscription amount would have purchased at the Lower Price. The net proceeds received from the PPO were $18,255,444.

The Company agreed to pay the placement agents in the offering, registered broker-dealers, a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agents received warrants exercisable for a period of five years to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock with a per share exercise price of $1.00 (the “Agent Warrants”); provided, however, that the placement agents were not entitled to any warrants on the sale of Units in excess of 20,000,000. Any sub-agent of the placement agents that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above. The Company also reimbursed the placement agents $30,000 in the aggregate for legal expenses incurred by the placement agents’ counsels in connection with the PPO, as described in the private placement agreements. As a result of the foregoing, the placement agents were paid an aggregate cash commission of $2,154,951 and were issued Agent Warrants to purchase 2,000,000 shares of the Company’s common stock. The Agent Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have “weighted average” anti-dilution protection for the same period as the Units, subject to customary exceptions. The value ascribed to the Agent Warrants are carried at fair value and reported as a derivative liability on the accompanying balance sheets.

The Company incurred approximately $500,000 of expenses in connection with the offering outside of the placement agent commissions and issued the subagent to one of the placement agents 150,000 shares of the Company’s common stock.

In addition, the Merger Agreement provided certain anti-dilution protection to the holders of the Company’s common stock immediately prior to the Merger (after giving effect to the Split-Off), in the event that the aggregate number of units sold in the PPO after the final closing thereof were to exceed 15,000,000. Accordingly, based on the final amount of gross proceeds raised in the PPO, the Company issued 1,690,658 additional shares of the Company’s common stock to holders of the Company’s common stock immediately prior to the Merger. The Company recorded $1,690,658 in other expense related to this issuance of shares at $1.00 per share.

10 - STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

As of December 31, 2014, there are 5,023,338 shares available for issuance under the 2014 Plan to eligible employees, non-employees directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

During the year ended December 31, 2014, there were 1,922,626 stock options granted to employees or directors under the 2014 Plan. The vesting of employee and director awards is generally time-based and the restrictions typically lapse 25% after 12 months and monthly thereafter for the next 36 months for employees and annually over three years for directors. In addition, certain option awards for employees provide for vesting of all or a portion of the shares underlying such option upon the achievement of certain milestones or performance-based criteria. The weighted average, stock price, risk-free interest rate, expected dividend yield, expected term, volatility and grant date fair value of these options granted during the twelve months ended December 31, 2014 was $1.03, 1.65%, 0%, 6 years, 99%, and $0.63, respectively.

In July 2014, Enumeral modified the option grants to two former directors of Enumeral. As a result of this modification, 77,148 shares became fully vested and the Company incurred stock based compensation of $63,262 during the year ended December 31, 2014.

Stock option expense for employees was $339,415 and $19,472 for the years ended December 31, 2014 and 2013, respectively, while non-employee stock option expense was $25,951 and $6,542 for the years ended December 31, 2014 and 2013, respectively. The Company has an aggregate of $1,048,104 of unrecognized stock-based compensation cost as of December 31, 2014 to be amortized over a weighted average period of 2.88 years.

A summary stock option activity for the years ended December 31, 2014 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	874,056	$0.22	7.7	$29,548
Granted	1,922,626	$1.03
Exercised	-	$-
Canceled	(65,719)	$0.36
Outstanding at December 31, 2014	2,730,963	$0.78	9.0	$763,281
Exercisable at December 31, 2014	935,228	$0.42	7.9	$588,901

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date.

Restricted Stock

Restricted stock expense was $156,299 and $341,048 for the year ended December 31, 2014 and 2013, respectively.

A summary of restricted stock activity for the twelve months ended December 31, 2014 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock at December 31, 2013	1,113,048	$0.23
Issuance of restricted stock	-	$-
Vested	(767,349)	$(0.23)
Balance of unvested restricted stock at December 31, 2014	345,699	$0.23

The Company has an aggregate of $76,545 of unrecognized restricted stock expense as of December 31, 2014 to be amortized over a weighted average period of 1.83 years.

Warrants

As of December 31, 2014, there are a total of 24,803,409 warrants outstanding to purchase shares of the Company's common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank and are accounted for as a derivative liability warrants. The remaining 1,187,325 shares of warrants do not require derivative liability accounting treatment.

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

PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. The estimated fair value of the warrants at December 31, 2014 was determined to be $16,065,396 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 4.58 years, 99.8% volatility, risk-free rate of 1.53%, and no expected dividends. All 23,549,510 warrants were outstanding as of December 31, 2014.

Square 1 Financing

In connection with the December 2011 Square 1 Financing, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of December 31, 2013 was determined to be $33,930 using the Black-Scholes pricing model and the following assumptions: expected term of 4.9 years, 74.3% volatility, and a risk-free rate of 1.75%. The estimated fair value of the warrants as of December 31, 2014 was determined to be $43,237 using the Black-Scholes pricing model and the following assumptions: expected term of 3.93 years, 99.8% volatility, and a risk-free rate of 1.375%. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of December 31, 2013 was determined to be $7,536 using the Black-Scholes pricing model and the following assumptions: expected term of 5.7 years, 74.3% volatility, and a risk-free rate of 1.75%. The estimated fair value of these warrants as of December 31, 2014 was determined to be $10,169 using the Black-Scholes pricing model and the following assumptions: expected term of 4.45 years, 99.8% volatility, and a risk-free rate of 1.65%. The warrants are classified as derivative liabilities in the accompanying balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. As of December 31, 2014, these warrants are outstanding and expire on December 5, 2018 and June 12, 2019.

Derivative Liability Re-Measurement

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants as of December 31, 2014. The Company recorded income of $184,448 for the year ended December 31, 2014 and expense of $3,090 for the year ended December 31, 2013, due to the change in the fair value of the warrants. Outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the consolidated statements of operations.

Other Warrants

In April 2014, in connection with Enumeral’s Series B preferred stock offering, Enumeral compensated the placement agent through the issuance of a warrant for 38,259 shares of Enumeral Series B preferred stock. The estimated fair value of the warrant at the time of issuance was determined to be $49,854 using the Black-Sholes pricing model and the following assumptions: expected term of five years, 74.6% volatility, and a risk-free rate of 1.72%. The Company recorded this value net against issuance cost in equity. In connection with the Merger in July 2014, this Series B preferred stock warrant was converted into a warrant to purchase 112,001 shares of the Company’s common stock.

In April 2014, Enumeral issued warrants to two executive officers to purchase 105,881 shares of Enumeral Series B preferred stock in connection with Enumeral’s Series B financing. These warrants were issued in relation to these executives taking a salary reduction prior to the Series B financing. The estimated fair value of the warrants at the time of issuance was determined to be $137,770 using the Black-Sholes pricing model and the following assumptions: expected term of five years, exercise price of $2.125 per share, 74.6% volatility, and a risk-free rate of 1.63%. This warrant vests over six months. During the year ended December 31, 2014, the Company recorded $137,770, of stock based compensation expense related to these grants. In connection with the Merger in July 2014, these Series B warrants were converted into warrants to purchase 309,967 shares of the Company’s common stock.

In April 2014, Enumeral issued warrants associated with Enumeral’s convertible promissory notes to purchase 694,443 shares of Enumeral common stock. As part of the Merger, these warrants were converted into warrants to purchase 765,357 shares of the Company’s common stock. The exercise price of these warrants is $0.27 per share.

11 – INCOME TAX

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its gross deferred tax assets. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

Significant components of the Company’s net deferred tax asset at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$3,045,692	$1,956,406
Accrued expenses	253,576	167,880
Stock options	251,798	-
Tax credit carryforwards	413,691	120,700
Depreciation and amortization	(30,668)	(137,528)
Other	135	5,842
Capitalized R&D	2,386,507	1,371,494
Total gross deferred tax assets	6,320,730	3,484,794
Valuation allowance	(6,320,730)	(3,484,794)
Total deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $6,320,730 and $3,484,794 has been established at December 31, 2014 and 2013, respectively. The valuation allowance increased $2,835,936 and $1,422,665 during 2014 and 2013, respectively.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2014	2013
Income tax benefit computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.8%	5.2%
Non-deductible items	(7.0)%	(0.8)%
General business credits and other credits	2.1%	1.3%
Change in valuation allowance	(34.5)%	(38.5)%
Other	1.6%	(1.2)%
Effective tax rate	0.0%	0.0%

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $7,914,557 and $6,719,602, respectively, which begin to expire in 2030. As of December 31, 2013, the Company had federal and state research and development tax credits carryforwards of $259,716 and $198,897, respectively. These federal and state research and development tax credit carryforwards are available to reduce future income taxes payable and begin to expire in 2031 and 2026, respectively.

The Company adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions on January 1, 2009, which required the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company determined that the adoption of this authoritative guidance did not have a material effect on the consolidated financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There is currently no pending tax examination. The Company thus is still open under statute from 2011 to the present. Earlier years may be examined to the extent that credit or loss-carry-forwards are used in it. The Company's policy is to record interest and penalties related to income taxes as part of the tax provision.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

12 - CONCENTRATIONS

During the year ended December 31, 2014, the Company recorded sales to three customers of $75,714 (46%), $48,312 (30%) and $40,000 (24%) in excess of 10% of the Company’s total sales. During the year ended December 31, 2013, the Company recorded sales to three customers of $182,996 (54%), $89,182 (26%) and $62,500 (18%) in excess of 10% of the Company’s total sales. At December 31, 2014, accounts receivable consisted of amounts due from one customer which represented 100% of the outstanding accounts receivable balance. At December 31, 2013, accounts receivable consisted of amounts due from three customers which represented approximately 57%, 29% and 14% of the outstanding accounts receivable balance.

EXHIBIT INDEX

The Company is filing as part of this Annual Report on Form 10-K the following exhibits:

Exhibit Number	Description
10.23	Form of Replacement Warrant, issued by Enumeral Biomedical Holdings, Inc. to Square 1 Bank pursuant to Loan and Security Agreement between Enumeral Biomedical Corp. and Square 1 Bank, as amended.
10.36§	Study Agreement, dated as of December 17, 2014, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp.
10.37	Form of Replacement Warrant issued by Enumeral Biomedical Holdings, Inc. to holders of warrants of Enumeral Biomedical Corp issued in connection with the Bridge Notes offering.
21	Subsidiaries of Enumeral Biomedical Holdings, Inc.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **	Interactive Data Files of Financial Statements and Notes.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

**	Furnished herewith.

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.