Form 10-Q
period 2015-03-31
Enumeral Biomedical Holdings, Inc.
filed 2015-05-15
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File Number: 000-55415

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

There were 51,607,665 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of May 12, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,004,744	$10,460,117
Marketable securities	2,002,730	3,010,119
Accounts receivable	231,209	284,401
Prepaid expenses and other current assets	247,308	202,380
Total current assets	11,485,991	13,957,017
Property and equipment, net	1,239,797	1,007,127
Other assets:
Restricted cash	562,410	562,410
Other assets	8,416	8,416

Total assets	$13,296,614	$15,534,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable ($2,894 and $134,587 due to related parties, respectively)	$264,486	$614,106
Accrued expenses and other current liabilities ($8,167 and $0 due to related parties, respectively)	550,430	217,141
Deferred rent	-	32,416
Deferred revenue	174,052	134,908
Derivative liabilities	11,448,918	16,118,802
Total current liabilities	12,437,886	17,117,373
Deferred rent, net of current portion	3,684	-
Deferred revenue, net of current portion	87,026	101,180
Total liabilities	12,528,596	17,218,553

Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 51,607,665 and 51,588,617 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	51,608	51,589
Additional paid-in-capital	16,131,624	15,965,252
Accumulated other comprehensive loss	(16,361)	(9,777)
Accumulated deficit	(15,398,853)	(17,690,647)
Total stockholders’ equity (deficiency)	768,018	(1,683,583)
Total liabilities and stockholders’ equity (deficiency)	$13,296,614	$15,534,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Collaboration and license revenues	$209,635	$50,714
Grant revenue	65,087	-

	274,722	50,714

Cost of revenues and expenses:
Research and development	1,230,504	685,412
General and administrative	1,424,943	504,077

Total cost of revenues and expenses	2,655,447	1,189,489

Loss from operations	(2,380,725)	(1,138,775)

Other income (expense):
Interest income (expense)	2,635	(52,361)
Change in fair value of derivative liabilities	4,669,884	660

Total other income (expense), net	4,672,519	(51,701)

Net income (loss) before income taxes	2,291,794	(1,190,476)
Provision for income taxes	-	-
Net Income (Loss)	$2,291,794	$(1,190,476)

Other comprehensive loss:
Reclassification for loss included in net income	6	-
Net unrealized holding losses on available-for-sale securities arising during the period	(6,590)	-
Comprehensive income (loss)	$2,285,210	$(1,190,476)

Basic net income (loss) per share	$0.04	$(0.07)

Diluted net income (loss) per share	$0.04	$(0.07)

Weighted-average number of common shares attributable to common stockholders - basic	51,607,454	16,692,130

Weighted-average number of common shares attributable to common stockholders - diluted	52,849,869	16,692,130

The accompanying notes are an integral part of the condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$2,291,794	$(1,190,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	136,298	70,763
Exit costs associated with writedown of leasehold improvements	22,962	-
Stock-based compensation	166,391	131,294
Change in fair value of derivatives	(4,669,884)	(660)
Accretion of debt discount	-	21,644
Changes in operating assets and liabilities:
Accounts receivables	53,192	100,000
Prepaid expenses and other assets	(44,928)	(201,625)
Accounts payable	(349,620)	564,284
Accrued expenses and other current liabilities	333,289	(58,118)
Deferred rent	(28,732)	(3,792)
Deferred revenue	24,990	(25,714)
Net cash used in operating activities	(2,064,248)	(592,400)

Cash flows from investing activities:
Purchases of property and equipment	(391,930)	(2,079)
Proceeds from sale of marketable securities	1,000,805	-
Net cash provided (used) in investing activities	608,875	(2,079)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	-	750,000
Payments on long-term debt	-	(179,000)
Net cash provided by financing activities	-	571,000

Net decrease in cash and cash equivalents	(1,455,373)	(23,479)
Cash and cash equivalents, beginning of period	10,460,117	263,910
Cash and cash equivalents, end of period	$9,004,744	$240,431

Supplemental cash flow disclosures:
Cash paid for interest	$-	$27,792

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

Following the Merger, the Company continued Enumeral’s business of discovering and developing novel immunomodulators that help the immune system fight cancer and other diseases. The Company believes its proprietary platform technology gives it a unique ability to understand the role of different classes of immune cells in providing effective anti-cancer responses following treatment with immunomodulators. The Company is using its platform to develop a pipeline of antibody therapeutics and to determine optimal combinations with other therapies, through internal efforts and partnered development programs. Initially, the Company is developing antibodies against several classes of immunomodulatory proteins expressed on the surface of cells of the immune system that have potential for the treatment of cancer, autoimmune, and inflammatory diseases.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s current efforts are aimed at developing next generation antibodies that are more precise than current first-generation therapies in their effects on tumor- and tissue-infiltrating lymphocyte (known as “TIL”) functions via modulation of regulatory proteins known as “checkpoints.” Cancer cells can co-opt these immune checkpoint pathways to evade destruction by the immune system. This class of drugs can block tumor evasion and thus generate durable and sustained survival benefit in a subset of patients. The Company’s internal programs are currently focused on next-generation checkpoint modulators targeting PD-1, Tim-3, OX40, Lag-3, VISTA, and other proteins expressed on TILs.

The Company’s research uses its platform technology licensed from the Massachusetts Institute of Technology (“MIT”), Harvard University, and other institutions to identify and characterize TILs from human patient-derived biopsies representing different tissues and diseases and to generate proprietary target-specific antibody libraries that are solely owned by the Company. The Company believes the power of its platform technology will support the Company’s goals to further develop its internal pipeline of drug candidates and grow its business through research and development partnerships.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, following the Merger. We believe that as a result of the Merger, we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).

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

As of March 31, 2015, the Company had a working capital deficiency of $951,895 due to $11,448,918 of derivative liabilities, and an accumulated deficit of $15,398,853. Additionally, the Company has incurred negative cash flows from operations and net losses to date.

The continued operations of the Company are dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company believes that its existing cash and cash equivalents at March 31, 2015 will be sufficient to fund its operations into the second quarter of 2016.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the 2014 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of the consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 may not be indicative of results for the full year.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principles of Consolidation

The consolidated unaudited financial statements include the accounts of the Company and its subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation. In these consolidated unaudited financial statements, “subsidiaries” are companies that are wholly owned, the accounts of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable Securities

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The marketable securities have been classified as current assets since they are available for use in current operating activities, regardless of actual maturity dates, and are recorded on the balance sheet at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings.

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

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s cash equivalents and marketable securities, carried at fair value, are primarily comprised of investments in a U.S. Treasuries and federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 10. The following table presents information about the Company’s financial assets and liabilities measured at a fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$753,938	$753,938	$-	$-
Money Market funds, included in cash equivalents	$8,250,806	$8,250,806	$-	$-
Marketable securities – U.S. Treasuries	$2,002,730	$2,002,730	$-	$-
Liabilities
Derivative liabilities	$11,448,918	$-	$-	$11,448,918

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$211,329	$211,329	$-	$-
Money Market funds, included in cash equivalents	$10,248,788	$10,248,788	$-	$-
Marketable securities – U.S. Treasuries	$3,010,119	$3,010,119	$-	$-
Liabilities
Derivative liabilities	$16,118,802	$-	$-	$16,118,802

The following table provides a roll forward of the fair value of the Company’s warrant liabilities, using Level 3 inputs:

Balance at December 31, 2014	$16,118,802
Change in fair value	(4,669,884)
Balance at March 31, 2015	$11,448,918

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of March 31, 2015 or December 31, 2014.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three months ended March 31, 2015 and 2014, respectively.

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

The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand alone or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that it can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as a measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recognized $209,635 in collaboration revenue for the three month period ended March 31, 2015. The Company recognized $50,714 in collaboration revenue for the three month period ended March 31, 2014.

Grant Revenue

In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from National Cancer Institute (“NCI”), a unit of the National Institutes of Health, for up to $999,967 over two years. Grant revenue consists of a portion of the funds received to date by the NCI. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement. The Company recognized $65,087 in grant revenue associated with the Phase II NCI grant for the three month period ended March 31, 2015. The difference between the total consideration received to date and the revenue recognized is recorded as deferred grant revenue. Deferred grant revenue totaled $261,078 at March 31, 2015 and $236,088 at December 31, 2014.

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

Derivative Liabilities

The Company’s derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the PPO (as defined below in Note 9) and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank (as further described in Note 6) that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger. Additional detail regarding these warrants can be found in Note 10 below.

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

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Loss

Other comprehensive loss is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings. During the three month period ended March 31, 2015 the Company reclassified $6 out of accumulated other comprehensive loss to net income. For the year ended December 31, 2014, there were no reclassifications out of accumulated other comprehensive loss.

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

The Company has recorded stock-based compensation expense of $166,391 and $131,294 for the three months ended March 31, 2015 and 2014, respectively. The Company has an aggregate of $1,004,959 of unrecognized stock-based compensation cost as of March 31, 2015 to be amortized over a weighted average period of 2.55 years.

Prior to the Merger, Enumeral engaged a third party to develop an estimate of the fair value of a share of Enumeral’s common stock on a fully-diluted, minority, non-marketable basis. Based upon unaudited historical, pro-forma and/or forecast financial and operational information, which Enumeral management represented as accurately reflecting the company’s operating results and financial position, the third party utilized both a market approach (using various financial statement metrics of similar enterprises’ equity securities to estimate the fair value of Enumeral’s equity securities) and an income approach (which bases value on expectations of future income and cash flows) in their analyses. The fair value of a single share of common stock was determined using the option pricing method, which treats common and preferred stock as call options on the aggregate enterprise value and using traditional models, including Black-Scholes or binomial models, to calculate share values.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. At March 31, 2015 and March 31, 2014, the number of shares underlying options and warrants that were anti-dilutive was approximately 25.5 million shares and 4.8 million shares, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company accounts for uncertain tax positions in accordance with GAAP and has no uncertain tax liabilities at March 31, 2015 or December 31, 2014. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

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

In February 2015, the FASB issued ASU No. 2015, Amendments to the Consolidation Analysis (Subtopic 810). The ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  This ASU will be effective for periods beginning after December 15, 2015 for public companies.  Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31,	December 31,
	2015	2014
Laboratory equipment	$1,876,665	$1,611,513
Computer/office equipment and software	159,331	117,429
Furniture, fixtures and office equipment	73,735	23,526
Leasehold improvements	34,668	112,507
	2,144,399	1,864,975
Less - Accumulated depreciation and amortization	(904,602)	(857,848)
	$1,239,797	$1,007,127

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $136,298 and $70,763, respectively. During the three months ended March 31, 2015, the Company expensed $22,962 associated with the writedown of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 7).

5 – RESTRICTED CASH

The Company held $562,410 in restricted cash as of March 31, 2015 and December 31, 2014, respectively. The balances are primarily held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Promissory Notes

In February 2014, Enumeral raised $750,000 by issuing convertible promissory notes at 12% interest per annum. The maturity date was July 2015. The holders of these notes had the right to convert the notes into shares of common stock at a conversion price of $0.27 per share. In July 2014, the principal of $750,000 and accrued interest of $41,500, offset by $103,846 of debt discount, related to these notes were converted into 3,230,869 shares of common stock (see Note 9). If prior to maturity or conversion, Enumeral consummated a liquidation event as defined, at the election of the holder, (a) Enumeral would have been required to pay the holders an amount equal to the sum of three times the total principal amount then outstanding under these notes, plus all accrued and unpaid interest due, (b) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s Series A-2 Preferred Stock at the closing of the liquidation event at the Series A-2 Original Issue Price, and (c) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s common stock at the closing of the liquidation event at a price per share of $0.27.

At the time of issuance Enumeral allocated proceeds to the convertible notes and the warrants based upon the relative fair value on the issuance date which resulted in a $140,779 debt discount on the convertible promissory notes and $140,779 allocated to the warrants, recorded in equity. The allocation of proceeds to the warrants gave rise to a beneficial conversion feature which was recorded at the intrinsic value ($140,779) calculated as the difference between the adjusted conversion price of approximately $0.22 and the estimated fair value of Enumeral’s common stock of $0.27. For the three months ended March 31, 2014, the Company recorded $21,644 to interest expense as it relates to the beneficial conversion feature and debt discount associated with the warrants. In connection with the July 2014 Merger this beneficial conversion amount was recognized as a $281,558 increase to additional paid in capital.

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

The Company previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at a current annual rent of $248,664 (the “Kendall Lease”). The Kendall Lease expires on November 30, 2015. Enumeral maintains a security deposit relating to the facility, recorded as restricted cash on the accompanying consolidated balance sheet. For the three months ended March 31, 2015, the Company recorded an accrual of $55,352 for exit costs associated with its move to new offices and research laboratories in March 2015. The amount accrued at March 31, 2015 includes rent paid for April and May of 2015 related to the Kendall Lease. The Company is currently in discussions with the landlord regarding potential termination of the Kendall Lease.

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $21,600. The lease for the Company’s New York office expires on December 31, 2015.

Rent expense was $155,264 and $76,445 for the three months ended March 31, 2015 and 2014, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future operating lease commitments as of March 31, 2015 are as follows:

Years Ending December 31,
2015	$513,630
2016	733,009
2017	754,966
2018	777,568
2019	800,842
Thereafter	134,123
$3,714,138

Employment Agreements

The Company has employment agreements with members of management which contain minimum annual salaries and severance benefits if terminated prior to the term of the agreements.

8 – LICENSE AGREEMENT AND RELATED-PARTY TRANSACTIONS

License Agreement

In April 2011, Enumeral licensed certain intellectual property from the Massachusetts Institute of Technology (“MIT”), which at the time was a related party, pursuant to an Exclusive License Agreement (the “License Agreement”), in exchange for the payment of upfront license fees and a commitment to pay annual license fees, patent costs, milestone payments, royalties on sublicense income and, upon product commercialization, royalties on the sales of products covered by the licenses or income from corporate partners, and the issuance of 66,303 shares of Enumeral common stock.

All amounts incurred related to the license fees have been expensed as research and development by Enumeral as incurred. The Company incurred $7,500 and $6,250 in the three months ended March 31, 2015 and 2014, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $30,000 in 2015, $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. To date, no milestone payments have been made. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended March 31, 2015 and 2014, Enumeral paid $98,212 and $24,798 for MIT and $18,487 and $0 for Harvard, respectively.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2015, Enumeral and MIT entered into a third amendment to the License Agreement, which revised the timetable for Enumeral to complete certain diligence obligations relating to the initiation of clinical studies in support of obtaining regulatory approval of a Diagnostic Product (as such term is defined in the License Agreement), as well as the timetable by which Enumeral is required to make the first commercial sale of a Diagnostic Product.

Consulting Agreements

On April 19, 2011, Enumeral entered into a consulting agreement with Barry Buckland, Ph.D., a member of the board of directors. Pursuant to the original agreement, Dr. Buckland was compensated through the issuance of 159,045 shares of restricted Enumeral common stock that vested on the following schedule: 25% on the execution of the contract, 25% on April 19, 2012 and the remaining 50% vesting in equal monthly installments through April 1, 2014. In connection with the Merger, these shares were converted into 175,287 shares of the Company’s common stock. The term of the consulting agreement was three years. On February 11, 2013, the consulting agreement was amended so that Dr. Buckland would receive $75,000 per year for a period of one year. On August 14, 2013, the consulting agreement was amended so that Dr. Buckland would receive $37,500 per year for a period of one year. In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”) pursuant to which Dr. Buckland will serve as chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended March 31, 2015 and 2014, Enumeral recognized $11,000 and $6,250 of expense related to the consulting agreement, respectively.

On September 20, 2013, Enumeral entered into a consulting agreement with Allan Rothstein and Norman Rothstein (collectively the “Consultants”). Pursuant to the consulting agreement, Allan Rothstein was elected as a member of the Board of Directors of Enumeral. The Consultants were compensated through the issuance of 1,000,000 shares of restricted Enumeral common stock, with one third of the shares vesting upon the execution of the consulting agreement, one third of the shares vesting on December 10, 2013 and one third of the shares vesting on March 10, 2014. The consulting agreement has a term of two years. In connection with the Merger, these shares were converted into 1,102,121 shares of the Company’s common stock. During the three months ended March 31, 2014, Enumeral recognized $9,375 of restricted stock compensation expense related to the shares granted in this consulting agreement. This consulting agreement was terminated on July 30, 2014.

9 – EQUITY

Common Stock

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2015, there are 4,919,694 shares available for issuance under the 2014 Plan to eligible employees, non-employees directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

Stock compensation expense for employees was $141,498 and $4,796 for the three months ended March 31, 2015 and 2014, respectively, while non-employee stock compensation expense was $183 and $1,576 for the three months ended March 31, 2015 and 2014, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary stock option activity for the three months ended March 31, 2015 is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at December 31, 2014	2,730,963	$0.78	8.7
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding at March 31, 2015	2,730,963	$0.78	8.7
Exercisable at March 31, 2015	1,092,029	$0.48	7.9

The aggregate intrinsic value of options exercisable at March 31, 2015 was $438,267. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date.

Restricted Stock

Stock compensation expense was $24,710 and $124,922 for the three months ended March 31, 2015 and 2014, respectively.

A summary of restricted stock activity for the three months ended March 31, 2015 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock at December 31, 2014	345,699	$0.24
Issuance of restricted stock	19,048	$1.05
Vested	(55,521)	$0.31
Balance of unvested restricted stock at March 31, 2015	309,226	$0.28

The Company has an aggregate of $81,096 of unrecognized restricted stock expense as of March 31, 2015 to be amortized over a weighted average period of 1.41 years.

Warrants

As of March 31, 2015, there are a total of 24,803,409 warrants outstanding to purchase shares of the Company's common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank and are accounted for as a derivative liability warrants. The remaining 1,187,325 shares of warrants do not require derivative liability accounting treatment.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A) PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. The estimated fair value of the warrants at March 31, 2015 was determined to be $11,410,859 using the Black-Scholes pricing model and the following assumptions: (i) expected remaining term of 4.33 years, (ii) 105.2% volatility, (iii) risk-free rate of 1.21%, and (iv) no expected dividends. The estimated fair value of the warrants at December 31, 2014 was determined to be $16,065,396 using the Black-Scholes pricing model and the following assumptions: (i) expected remaining term of 4.58 years, (ii) 99.8% volatility, (iii) risk-free rate of 1.53%, and (iv) no expected dividends. All 23,549,510 warrants were outstanding as of March 31, 2015.

B) Square 1 Financing

In connection with the December 2011 Square 1 Financing, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of December 31, 2014 was determined to be $43,237 using the Black-Scholes pricing model and the following assumptions: (i) expected term of 3.93 years, (ii) 99.8% volatility, (iii) a risk-free rate of 1.375%, and (iv) no expected dividends. The estimated fair value of the warrants as of March 31, 2015 was determined to be $30,767 using the Black-Scholes pricing model and the following assumptions: (i) expected term of 3.69 years, (ii) 105.2% volatility, (iii) a risk-free rate of 1.13%, and (iv) no expected dividends. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of December 31, 2014 was determined to be $10,169 using the Black-Scholes pricing model and the following assumptions: expected term of 4.45 years, 99.8% volatility, and a risk-free rate of 1.65%. The estimated fair value of these warrants as of March 31, 2015 was determined to be $7,292 using the Black-Scholes pricing model and the following assumptions: expected term of 4.21 years, 105.2% volatility, and a risk-free rate of 1.13%. The warrants are classified as derivative liabilities in the accompanying balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. As of March 31, 2015, these warrants are outstanding and expire on December 5, 2018 and June 12, 2019.

11 – CONCENTRATIONS

During the three months ended March 31, 2015, the Company recorded revenue from one entity in excess of 10% of the Company’s total revenue in the amount of $209,635, which represents 91% of the Company’s total revenue for that period. For the three month period ended March 31, 2014, the Company recorded revenue from one entity in excess of 10% of the Company’s total revenue in the amount of $50,714, which represents 100% of the Company’s total revenue for that period.

At March 31, 2015, accounts receivable consisted of amounts due from two entities which represented 76% and 24%, respectively, of the Company’s total outstanding accounts receivable balance. At December 31, 2014, accounts receivable consisted of amounts due from one entity which represented approximately 100% of the Company’s total outstanding accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 19, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

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

Enumeral was incorporated on December 11, 2009 and has devoted substantially all of its resources to the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. To date, all of our revenue has resulted from payments from government grants and collaborations and we have not received any revenue from the sale of products or services. As of March 31, 2015, the Company had total stockholders’ equity of $768,018, including an accumulated deficit of $15,398,853.

Following the Merger, we are now in the business of discovering and developing novel immunomodulators that help the immune system fight cancer and other diseases. We believe that our proprietary platform technology gives us a unique ability to understand the role of different classes of immune cells in providing effective anti-cancer responses following treatment with immunomodulators. Our platform enables us to interrogate rare immune cells from the tumor microenvironment of human patients to determine which combinations of proteins and cell types should be targeted by immunomodulators, and which patients will benefit from such treatments. This platform, coupled with our translational capabilities to access human tissue and biometrics data, comprise what we refer to as our “Human Approach.” The Human Approach allows us to evaluate both targets and drug candidates at the site of disease tissue to inform rational development of novel therapeutics – singly or in combination – for oncology, autoimmune and other complex diseases.

We are using our platform to develop a pipeline of antibody therapeutics and to determine optimal combinations with other therapies, through internal efforts and partnered development programs. Initially, we are developing antibodies against several classes of immunomodulatory proteins expressed on the surface of cells of the immune system that have potential for the treatment of cancer, autoimmune, and inflammatory diseases. We believe that studying human tumors using our platform will help elucidate cancer resistance mechanisms in humans, and will enable our antibody drug candidates to become best-in-class therapies providing superior response rates and prolonged patient survival. We are currently completing ex vivo human functional validation for our lead program to generate potential next generation PD-1 antagonists for use in treating cancer. We expect to enter Phase 1 clinical testing for this program during the second half of 2016. Other programs in our drug discovery pipeline are currently at the stage of screening and characterization of antibodies. We anticipate preclinical data from these programs in late 2015 and the first half of 2016.

Our current efforts are aimed at developing next generation antibodies that are more precise than current first-generation therapies in their effects on tumor- and tissue-infiltrating lymphocyte (known as “TIL”) functions via modulation of regulatory proteins known as “checkpoints.” Cancer cells can co-opt these immune checkpoint pathways to evade destruction by the immune system. This class of drugs can block tumor evasion and thus generate durable and sustained survival benefit in a subset of patients. Our internal programs are currently focused on next-generation checkpoint modulators targeting PD-1, Tim-3, OX40, Lag-3, VISTA, and other proteins expressed on TILs.

Our research uses our platform technology licensed from the Massachusetts Institute of Technology (“MIT”), Harvard University, and other institutions to identify and characterize TILs from human patient-derived biopsies representing different tissues and diseases and to generate proprietary target-specific antibody libraries that are solely owned by us. We believe that the breadth of our drug discovery platform will support our goals to grow our business through revenue-generating research and development partnerships.

Since inception, we have entered into several collaborations that have provided us with funding, and we have also received funding from government grants. Through March 31, 2015, revenue recognized under these collaborations and grant funding has aggregated $953,901.

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

To date, our proof-of-concept corporate collaborations have provided modest revenues. We are currently focused on entering into one or more collaborations aimed at joint product discovery and development programs that may provide up-front payments, research funding, and milestone and royalty payments. We may seek to retain commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from such collaborations.

Even if we are successful in entering into significant corporate collaborations, we may incur increased expenses and additional losses for at least the next several years due to expanding internal product discovery programs, as well as additional expenses related to commercializing our rights retained in our corporate collaborations. We may also experience significant fluctuations in both timing and amounts of payments under corporate collaborations and licensing arrangements.

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

Results of Operations

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

	Three Months Ended,
	March 31,		Increase
	2015	2014	(Decrease)

Collaboration and license revenues	$209,635	$50,714	$158,921
Grant revenue	65,087	-	65,087

Total revenues	274,722	50,714	224,008

Cost of revenue and expenses:
Research and development	1,230,504	685,412	545,092
General and administrative	1,424,943	504,077	920,866

Total cost of revenue and expenses	2,655,447	1,189,489	1,465,958
Loss from operations	(2,380,725)	(1,138,775)	(1,241,950)

Other income (expense):
Interest income (expense)	2,635	(52,361)	54,996
Change in fair value of derivative liabilities	4,669,884	660	4,669,224

Total other income (expense), net	4,672,519	(51,701)	4,724,220
Net loss	2,291,794	$(1,190,476)	$3,482,270

Revenue. Revenue increased by $224,008, or 442%, to $274,722 for the three months ended March 31, 2015 as compared to $50,714 for the three months ended March 31, 2014. The increase in revenue is primarily attributable to our collaboration agreement with Merck.

Research and development expense. Research and development expenses increased by $545,092, or 80%, to $1,230,504 for the three months ended March 31, 2015, as compared to $685,412 for the three months ended March 31, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $213,518 related to the hiring of additional research and development personnel, increased laboratory costs of $105,599, increased facilities costs of $81,305, and an increase in depreciation expense of $65,538. We expect research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate our existing proprietary programs. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

General and administrative expense. General and administrative expenses increased by $920,866, or 183%, to $1,424,943 for the three months ended March 31, 2015, as compared to $504,077 for the three months ended March 31, 2014. This increase was primarily attributable to increases in payroll and personnel expenses of $396,338, increased professional services fees of $320,308, including additional fees related to being a publicly traded company, exit costs of $78,314 associated with our relocation to new laboratory and office space in March 2015, and an increase in marketing expenses of $72,314.

Interest income (expense). Net interest income (expense) increased $54,996 or 105%, to $2,635 for the three months ended March 31, 2015, as compared to ($52,361) for the three months ended March 31, 2014. This increase is largely attributable to the extinguishment of debt and convertible notes in connection with the PPO in July 2014. No such instruments were outstanding during the three months ended March 31, 2015.

Change in fair value of derivative liabilities. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. As of March 31, 2015, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at March 31, 2015 was estimated at $11,448,918. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. During the three month period ended March 31, 2015, we realized a gain of $4,669,884, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between December 31, 2014 and March 31, 2015. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of warrants outstanding.

Net income (loss). Net income increased $3,482,270 to $2,291,794 for the three months ended March 31, 2015, as compared to a net loss of $1,190,476 for the three months ended March 31, 2014. This increase was primarily due to a gain of $4,669,884 from the change in the fair value of our warrant liability offset by an increase of $1,465,958 in research and development and general and administrative expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placement of equity of both preferred and common stock, venture debt, and revenues from corporate collaborations and government grants. We previously raised gross proceeds of $11.3 million in five financing rounds, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; and (v) a $750,000 bridge note financing. The securities issued in the above financing rounds were converted into Enumeral Biomedical common stock in the Merger. On July 31, 2014, we raised gross proceeds of $21.5 million in the PPO.

In December 2011, we entered into a venture debt financing with Square 1 Bank for $1.79 million which was advanced during 2011 and 2012. The financing, including a $15,000 success fee, was repaid in full in August 2014.

To date, revenue from contracts with our collaboration partners and NCI grant revenue totaled $953,901. In the three month period ended March 31, 2015, we realized $209,635 of revenue from contracts with our collaboration partner and $65,087 of NCI grant revenue.

Cash Flows

The following table summarizes our sources and uses of cash for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended,
	March 31,
	2015	2014

Net cash used in operating activities	$(2,064,248)	$(592,400)
Net cash provided (used) in investing activities	608,875	(2,079)
Net cash provided by financing activities	-	571,000
Net decrease in cash and cash equivalents	(1,455,373)	(23,479)

The decrease in net cash for the three months ended March 31, 2015 as compared to the three months year ended March 31, 2014 was $1,431,894, representing the aggregate of (i) a decrease in net cash provided by financing activities of $571,000, (ii) an increase in net cash provided in investing activities of $610,954, and (iii) an increase in net cash used in operating activities of $1,471,848.

Operating Activities

Net cash used in operating activities was $2,064,248 for the three months ended March 31, 2015, which consisted primarily of a net income of $2,291,794, adjusted for non-cash items including the change in the fair value of the warrant of $4,669,884, stock-based compensation of $166,391, depreciation and amortization of $136,298 and exit costs associated with writedown of leasehold improvements of $22,962.

Net cash used in operating activities was $592,400 for the three months ended March 31, 2014, which consisted primarily of a net loss of $1,190,476, adjusted for non-cash items including stock based compensation of $131,294 and depreciation and amortization of $70,763, and a net increase of $375,035 in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2015 and 2014, our investing activities provided cash of $608,875 and used cash in the amount of $2,079, respectively. Cash provided by investing activities for the three months ended March 31, 2015 primarily resulted from net proceeds of marketable securities of $1,000,805, offset by purchases of property and equipment of $391,930. The use of net cash in the three months ended March 31, 2014 resulted primarily from purchases of property and equipment of $2,079.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2015, compared to $571,000 for the three months ended March 31, 2014. Cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of proceeds from the issuance of a convertible promissory note of $750,000, less payments on long-term debt of $179,000.

As of March 31, 2015, we had approximately $9.0 million in cash and cash equivalents and $2.0 million in marketable securities. We believe that our existing cash, cash equivalents and marketable securities, as well as anticipated cash flow from collaborations, will be sufficient to support our operations into the second quarter of 2016.

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

We expect to continue to execute on the Company’s business plan, including initiating a Phase 1 clinical trial within the next two years, which may require significant additional financing in the future. We may seek to raise such additional funding through public or private equity offerings, debt financings, or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders.

Critical Accounting Policies, Estimates, and Judgments

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codifications and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Marketable Securities

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

Accounting for Derivative Liabilities

Our derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger.

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

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of March 31, 2015.

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

In February 2015, the FASB issued ASU No. 2015, Amendments to the Consolidation Analysis (Subtopic 810). The ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  This ASU will be effective for periods beginning after December 15, 2015 for public companies.  We are evaluating the potential impact, if any, on our financial position and results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2015.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $11,007,474 and $13,470,236, respectively, consisting primarily of money market funds and U.S. Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and President, Arthur H. Tinkelenberg, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

May 15, 2015	By:	/s/ Arthur H. Tinkelenberg
Arthur H. Tinkelenberg
Chief Executive Officer and President
(Principal Executive Officer)

May 15, 2015	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*§	Third Amendment to Exclusive Patent License Agreement, effective as of April 15, 2015, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

