Form 10-Q
period 2015-06-30
Enumeral Biomedical Holdings, Inc.
filed 2015-08-12
CIK 1561551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to     .

Commission File Number: 000-55415

ENUMERAL BIOMEDICAL HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware	99-0376434
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

200 CambridgePark Drive, Suite 2000
Cambridge, Massachusetts	02140
(Address of Principal Executive Offices)	(Zip Code)

(617) 945-9146
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 51,699,507 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of August 10, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,378,110	$10,460,117
Marketable securities	—	3,010,119
Accounts receivable	325,129	284,401
Prepaid expenses and other current assets	235,112	202,380
Total current assets	8,938,351	13,957,017
Property and equipment, net	1,267,695	1,007,127
Other assets:
Restricted cash	560,910	562,410
Other assets	8,416	8,416
Total assets	$10,775,372	$15,534,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable ($24,779 and $134,587 due to related parties, respectively)	$392,878	$614,106
Accrued expenses and other current liabilities ($4,167 and $0 due to related parties, respectively)	685,078	217,141
Deferred rent	—	32,416
Deferred revenue	174,052	134,908
Derivative liabilities	8,567,052	16,118,802
Total current liabilities	9,819,060	17,117,373
Deferred rent, net of current portion	14,739	—
Deferred revenue, net of current portion	43,513	101,180
Total liabilities	9,877,312	17,218,553
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.001 par value; 300,000,000 shares authorized: 51,673,792 and 51,588,617 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	51,674	51,589
Additional paid-in-capital	16,274,258	15,965,252
Accumulated other comprehensive loss	—	(9,777)
Accumulated deficit	(15,427,872)	(17,690,647)
Total stockholders’ equity (deficiency)	898,060	(1,683,583)
Total liabilities and stockholders’ equity (deficiency)	$10,775,372	$15,534,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Collaboration and license revenues	$289,049	$—	$498,684	$50,714
Grant revenue	92,264	—	157,351	—
	381,313	—	656,035	50,714

Cost of revenues and expenses:
Research and development	1,805,166	791,105	3,035,670	1,476,517
General and administrative	1,492,017	342,623	2,916,960	846,700
Total cost of revenues and expenses	3,297,183	1,133,728	5,952,630	2,323,217
Loss from operations	(2,915,870)	(1,133,728)	(5,296,595)	(2,272,503)
Other income (expense):
Interest income (expense)	4,985	(75,720)	7,620	(128,081)
Change in fair value of derivative liabilities	2,881,866	3,019	7,551,750	3,679
Total other income (expense), net	2,886,851	(72,701)	7,559,370	(124,402)
Net income (loss) before income taxes	(29,019)	(1,206,429)	2,262,775	(2,396,905)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(29,019)	$(1,206,429)	$2,262,775	$(2,396,905)

Other comprehensive income (loss):
Reclassification for loss included in net income	19,091	—	19,097	—
Net unrealized holding losses on available-for-sale
securities arising during the period	(2,730)	—	(9,320)	—
Comprehensive income (loss)	$(12,658)	$(1,206,429)	$2,272,552	$(2,396,905)
Basic net income (loss) per share	$(0.00)	$(0.06)	$0.04	$(0.14)
Diluted net income (loss) per share	$(0.00)	$(0.06)	$0.04	$(0.14)
Weighted-average number of common shares attributable to common stockholders - basic	51,638,912	18,706,679	51,623,164	17,704,951
Weighted-average number of common shares attributable to common stockholders - diluted	51,638,912	18,706,679	52,896,713	17,704,951

The accompanying notes are an integral part of the condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$2,262,775	$(2,396,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	275,887	141,529
Exit costs associated with write-off of net carrying value of leasehold improvements	22,962	—
Stock-based compensation	292,891	206,424
Change in fair value of derivatives	(7,551,750)	(3,679)
Accretion of debt discount	—	61,138
Realized loss on marketable securities	19,097	—
Changes in operating assets and liabilities:
Accounts receivables	(40,728)	125,000
Prepaid expenses and other assets	(32,732)	(165,773)
Accounts payable	(221,228)	204,599
Accrued expenses and other current liabilities	467,937	228,976
Deferred rent	(17,677)	(7,585)
Deferred revenue	(18,523)	(25,714)
Net cash used in operating activities	(4,541,089)	(1,631,990)

Cash flows from investing activities:
Purchases of property and equipment	(559,417)	(18,168)
Proceeds from sale of marketable securities	3,000,799	—
Receipt of security deposit	1,500	—
Net cash provided (used) in investing activities	2,442,882	(18,168)

Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	1,597,860
Proceeds from issuance of convertible promissory note	—	750,000
Proceeds from the exercise of stock options	16,200	—
Payments on long-term debt	—	(358,000)
Net cash provided by financing activities	16,200	1,989,860

Net increase (decrease) in cash and cash equivalents	(2,082,007)	339,702
Cash and cash equivalents, beginning of period	10,460,117	263,910
Cash and cash equivalents, end of period	$8,378,110	$603,612

Supplemental cash flow disclosures:
Cash paid for interest	$—	$30,466

The accompanying notes are an integral part of the condensed consolidated financial statements

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – NATURE OF BUSINESS

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

Also on July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units (the “Units”) of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share and with a term of five years (the “PPO Warrants”). Additional information concerning the PPO and PPO Warrants is presented below in Note 9.

Also on July 31, 2014, we changed our fiscal year from a fiscal year ending on October 31 of each year to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

Following the Merger, the Company continued Enumeral’s business of discovering and developing potential best-in-class antibodies against proven targets and newly discovered immuno-oncology targets. The Company believes its proprietary platform technology gives it a unique ability to understand the role of different classes of immune cells in providing effective anti-cancer responses following treatment with immunomodulators. The Company is using its platform to develop a pipeline of antibody therapeutics and to determine optimal combinations with other therapies, through internal efforts and partnered development programs. Initially, the Company is developing antibodies against several classes of immunomodulatory proteins expressed on the surface of cells of the immune system that have potential for the treatment of cancer and other diseases.

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

2 – LIQUIDITY RISK AND UNCERTAINTIES

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

As of June 30, 2015, the Company had a working capital deficiency of $880,709 including $8,567,052 of derivative liabilities, and an accumulated deficit of $15,427,872. The Company expects to incur significant expenses and increasing operating losses for the foreseeable future, and the Company’s net losses may fluctuate significantly from quarter to quarter and from year to year.

The Company believes that its existing cash and cash equivalents at June 30, 2015 will be sufficient to fund its operations into the second quarter of 2016.

The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements with third parties. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to the Company or its stockholders. To the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company’s common stock. The issuance of these securities could also result in significant dilution to some or all of the Company’s stockholders, depending on the terms of the transaction. For example, the shares included in the Units and the warrants issued in connection with the PPO contain “weighted average” anti-dilution protection in the event that within two years after the closing of the PPO the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable, subject to certain exceptions, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances. If the Company is unable to obtain adequate financing or financing on satisfactory terms, or secure additional strategic alliances with third parties, the Company’s ability to continue to support its business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on the Company’s business and financial condition.

The Company’s future operations also depend on its expense levels, which are influenced by a number of factors, including but not limited to the resources the Company devotes to developing and supporting its projects and potential products, the continued progress of its research and development of potential products, its ability to improve research and development efficiencies, and license fees or royalties the Company may be required to pay. The Company’s operational needs may prove more expensive than the Company currently anticipates, and the Company may not succeed in increasing its revenues to offset higher expenses. The Company’s failure to grow revenue and manage its expenses would have a material adverse effect on the Company’s business and financial condition.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the 2014 Financial Statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations and cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 may not be indicative of results for the full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation. In these unaudited condensed consolidated financial statements, “subsidiaries” are companies that are wholly owned, the accounts of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable Securities

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The marketable securities have been classified as current assets since they are available for use in current operating activities, regardless of actual maturity dates, and are recorded on the condensed consolidated balance sheet at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), until sold or when they reach maturity, at which time they are reclassified to earnings.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASU”) 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expand financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The Company’s cash equivalents and marketable securities, carried at fair value, are primarily comprised of investments in U.S. Treasuries and federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 10. The following table presents information about the Company’s financial assets and liabilities measured at a fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$604,622	$604,622	$—	$—
Money Market funds, included in cash equivalents	$7,773,488	$7,773,488	$—	$—
Marketable securities – U.S. Treasuries	$—	$—	$—	$—
Liabilities
Derivative liabilities	$8,567,052	$—	$—	$8,567,052

	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$211,329	$211,329	$—	$—
Money Market funds, included in cash equivalents	$10,248,788	$10,248,788	$—	$—
Marketable securities – U.S. Treasuries	$3,010,119	$3,010,119	$—	$—
Liabilities
Derivative liabilities	$16,118,802	$—	$—	$16,118,802

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll forward of the fair value of the Company’s warrant liabilities, using Level 3 inputs:

Balance at December 31, 2014	$16,118,802
Change in fair value	(7,551,750)
Balance at June 30, 2015	$8,567,052

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of June 30, 2015 or December 31, 2014.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three and six months ended June 30, 2015 and 2014, respectively.

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

Derivative Liabilities

The Company’s derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank (as further described in Note 6) that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the Merger. Additional detail regarding these warrants can be found in Note 10 below.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be liabilities and, therefore, the fair value of the warrants is recorded in the current liability section of the unaudited condensed consolidated balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants.

Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or maturity, at which time they are reclassified to earnings. During the three month period ended June 30, 2015 the Company reclassified $19,091 out of accumulated other comprehensive loss to net income. During the six month period ended June 30, 2015 the Company reclassified $19,097 out of accumulated other comprehensive loss to net income. For the three and six months ended June 30, 2014, there were no reclassifications out of accumulated other comprehensive income (loss).

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

The Company has recorded stock-based compensation expense of $126,500 and $75,130 for the three months ended June 30, 2015 and 2014, respectively. The Company has recorded stock-based compensation expense of $292,891 and $206,424 for the six months ended June 30, 2015 and 2014, respectively. The Company has an aggregate of $1,316,316 of unrecognized stock-based compensation cost as of June 30, 2015 to be amortized over a weighted average period of 2.82 years.

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

During the year ended December 31, 2014, the Company engaged a third party to develop a binomial lattice model to estimate the fair value of options to purchase a total of 450,000 shares with vesting based on the future performance of a share of the Company’s common stock. The Company uses these estimates for the three and six months ended June 30, 2015.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. At June 30, 2015 and June 30, 2014, the number of shares underlying options and warrants that were anti-dilutive was approximately 25.5 million shares and 2.1 million shares, respectively.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. The Company would establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. The Company has fully reserved all deferred tax assets.

The Company accounts for uncertain tax positions in accordance with GAAP and has no uncertain tax liabilities at June 30, 2015 or December 31, 2014. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

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

Accounting standards have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30,	December 31,
	2015	2014
Laboratory equipment	$1,996,516	$1,611,513
Computer/office equipment and software	166,372	117,429
Furniture, fixtures and office equipment	73,735	23,526
Leasehold improvements	75,263	112,507
	2,311,886	1,864,975
Less - Accumulated depreciation and amortization	(1,044,191)	(857,848)
	$1,267,695	$1,007,127

Depreciation and amortization expense for the three and six months ended June 30, 2015 was $139,589 and $275,887, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2014 was $70,766 and $141,529, respectively. During the six months ended June 30, 2015, the Company retired leasehold improvements with a gross cost of $112,507 and expensed the remaining net carrying value of $22,962 associated with the write-down of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 7).

5 – RESTRICTED CASH

The Company held $560,910 in restricted cash as of June 30, 2015. The Company held $562,410 in restricted cash as of December 31, 2014. The balances are primarily held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at an annual rent of $248,664 (the “Kendall Lease”). For the six months ended June 30, 2015, the Company recorded an expense of $55,352, representing all exit costs associated with its move to new offices and research laboratories in March 2015. In June 2015, Enumeral entered into a lease termination agreement with the landlord for our former facility at One Kendall Square, pursuant to which the Kendall Lease was terminated as of June 17, 2015. In accordance with the terms of the lease termination agreement, Enumeral is not obligated to pay rent for the One Kendall Square facility accruing after May 31, 2015. Enumeral had maintained a security deposit relating to the facility, recorded as restricted cash on the accompanying unaudited condensed consolidated balance sheet, which is being returned to Enumeral pursuant to the lease termination agreement.

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $21,600. The lease for the Company’s New York office expires on December 31, 2015.

Rent expense was $296,224 and $76,622 for the three months ended June 30, 2015 and 2014, respectively. Rent expense was $451,488 and $153,067 for the six months ended June 30, 2015 and 2014, respectively.

Future operating lease commitments as of June 30, 2015 are as follows:

For the twelve months ended June 30,
2016	$722,241
2017	743,945
2018	766,210
2019 and thereafter	1,325,642
$3,558,038

Employment Agreements

The Company has employment agreements with members of management which contain minimum annual salaries and severance benefits if terminated prior to the term of the agreements.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

All amounts incurred related to the license fees have been expensed as research and development by Enumeral as incurred. The Company incurred $7,500 and $6,250 in the three months ended June 30, 2015 and 2014, respectively. The Company incurred $15,000 and $12,500 in the six months ended June 30, 2015 and 2014, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $30,000 in 2015, $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. To date, no milestone payments have been made. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended June 30, 2015 and 2014, Enumeral paid $112,331 and $73,938 for MIT and $150 and $100,781 for Harvard, respectively. For the six months ended June 30, 2015 and 2014, Enumeral paid $240,543 and $98,889 for MIT and $18,637 and $100,781 for Harvard, respectively.

The License Agreement also contained a provision whereby after the date upon which $7,500,000 of funding which was met in April of 2013, MIT and other licensing institutions set forth in the License Agreement have a right to participate in certain future equity issuances by Enumeral. In addition, pursuant to that provision Enumeral may have to issue additional shares to MIT and other licensing institutions set forth in the License Agreement if Enumeral issues common stock at a price per share that is less than the fair market value per share of the common stock issued to MIT and such licensing institutions based upon a weighted average formula set forth in the License Agreement. In July 2014, Enumeral and MIT entered into a second amendment to the License Agreement, pursuant to which MIT’s participation rights and anti-dilution rights under the license agreement were terminated. Other than the exchange of Enumeral’s common stock for the Company’s common stock in connection with the Merger, the Company did not issue any shares of common stock to MIT and such other licensing institutions in connection with the License Agreement in 2014.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consulting Agreements

On April 19, 2011, Enumeral entered into a consulting agreement with Barry Buckland, Ph.D., a member of the board of directors. Pursuant to the original agreement, Dr. Buckland was compensated through the issuance of 159,045 shares of restricted Enumeral common stock that vested on the following schedule: 25% on the execution of the contract, 25% on April 19, 2012 and the remaining 50% vesting in equal monthly installments through April 1, 2014. In connection with the Merger, these shares were converted into 175,287 shares of the Company’s common stock. The term of the consulting agreement was three years. On February 11, 2013, the consulting agreement was amended so that Dr. Buckland would receive $75,000 per year for a period of one year. On August 14, 2013, the consulting agreement was amended so that Dr. Buckland would receive $37,500 per year for a period of one year. In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”) pursuant to which Dr. Buckland will serve as chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended June 30, 2015 and 2014, Enumeral recognized $17,500 and $9,375 of expense related to the consulting agreement, respectively. During the six months ended June 30, 2015 and 2014, Enumeral recognized $28,500 and $18,750 of expense related to the consulting agreement, respectively.

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

Merger

As a result of the Merger, all issued and outstanding common and preferred shares of Enumeral were exchanged for common shares of the Company as follows: (a) each share of Enumeral’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.102121 shares of the Company’s common stock for a total of 4,940,744 shares post-Merger, (b) each share of Enumeral’s Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.598075 shares of the Company’s common stock for a total of 4,421,744 shares post-Merger, (c) each share of Enumeral’s Series A-1 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.790947 shares of the Company’s common stock for a total of 3,666,428 shares post-Merger, (d) each share of Enumeral’s Series A-2 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.997594 shares of the Company’s common stock for a total of 3,663,177 shares post-Merger, (e) each share of Enumeral’s Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 2.927509 shares of the Company’s common stock for a total of 2,777,687 shares post-Merger and (f) the convertible notes and accrued interest were converted into a total of 3,230,869 shares of the Company’s common stock post-Merger.

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

Private Placement

On July 31, 2014, the Company closed a private placement offering (the “PPO”) of 21,549,510 Units of securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). The net proceeds received from the PPO were $18,255,444. The investors in the PPO (for so long as they hold shares of the Company’s common stock) have “weighted-average” anti-dilution protection on the shares of common stock included in the Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning), such that if within two years after the closing of the PPO the Company issues additional shares of the Company’s common stock or common stock equivalents (subject to certain exceptions, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances) for a consideration per share less than $1.00, each such investor would be entitled to receive from the Company (for no additional consideration) additional shares of common stock in an amount such that, when added to the number of shares of common stock initially purchased by such investor, would equal the number of shares of common stock that such investor’s PPO subscription amount would have purchased at the “Adjusted Price.” The “Adjusted Price” is determined by multiplying the Adjusted Price per share in effect immediately prior to such issuance by a fraction, (A) the numerator of which is (1) the number of shares of the Company’s common stock outstanding immediately prior to such issuance plus (2) the number of shares of common stock which the aggregate consideration received or to be received by the Company for the total number of additional shares of common stock issued in such subsequent transaction would purchase at such Adjusted Price; and (B) the denominator of which is (1) the number of shares of the Company’s common stock outstanding immediately prior to such issuance plus (2) the number of such additional shares of common stock issued in such subsequent transaction; provided that, (i) all shares of the Company’s common stock issuable upon conversion or exchange of convertible securities outstanding immediately prior to such issuance shall be deemed to be outstanding, and (ii) the number of shares of common stock deemed issuable upon conversion or exchange of such outstanding convertible securities shall be determined without giving effect to any adjustments to the conversion or exchange price or conversion or exchange rate of such convertible securities resulting from the issuance of additional shares of common stock in such subsequent transaction.

In addition, the PPO Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have “weighted average” anti-dilution protection for the same period as described above for the shares of common stock included in the Units, subject to the exceptions described above.

The Company agreed to pay the placement agents in the offering, registered broker-dealers, a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agents received warrants exercisable for a period of five years to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock with a per share exercise price of $1.00 (the “Agent Warrants”); provided, however, that the placement agents were not entitled to any warrants on the sale of Units in excess of 20,000,000. Any sub-agent of the placement agents that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above. The Company also reimbursed the placement agents $30,000 in the aggregate for legal expenses incurred by the placement agents’ counsels in connection with the PPO, as described in the private placement agreements. As a result of the foregoing, the placement agents were paid an aggregate cash commission of $2,154,951 and were issued Agent Warrants to purchase 2,000,000 shares of the Company’s common stock. The Agent Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have “weighted average” anti-dilution protection for the same period as the Units, subject to the exceptions described above for the Units. The value ascribed to the Agent Warrants are carried at fair value and reported as a derivative liability on the accompanying balance sheets.

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

As of June 30, 2015, there were 4,063,194 shares available for issuance under the 2014 Plan to eligible employees, non-employees directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

Stock compensation expense related to stock options for employees was $102,085 and $4,700 for the three months ended June 30, 2015 and 2014, respectively, while non-employee stock compensation expense was $7,300 and $606 for the three months ended June 30, 2015 and 2014, respectively. Stock compensation expense for employees was $243,583 and $9,448 for the six months ended June 30, 2015 and 2014, respectively, while non-employee stock compensation expense was $7,483 and $2,231 for the six months ended June 30, 2015 and 2014, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary stock option activity for the six months ended June 30, 2015 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at December 31, 2014	2,730,963	$0.78	8.7
Granted	856,500	$0.67
Exercised	(66,127)	$0.25
Canceled	—	$—
Outstanding at June 30, 2015	3,521,336	$0.76	8.8
Exercisable at June 30, 2015	1,091,908	$0.52	7.7

The aggregate intrinsic value of options exercisable at June 30, 2015 was $291,744. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date.

Restricted Stock

Restricted stock compensation expense was $17,115 and $12,420 for the three months ended June 30, 2015 and 2014, respectively. Restricted stock compensation expense was $41,825 and $137,342 for the six months ended June 30, 2015 and 2014, respectively.

A summary of restricted stock activity for the six months ended June 30, 2015 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock at December 31, 2014	345,699	$0.24
Issuance of restricted stock	19,048	$1.05
Vested	(111,042)	$0.31
Balance of unvested restricted stock at June 30, 2015	253,705	$0.27

The Company has an aggregate of $63,981 of unrecognized restricted stock expense as of June 30, 2015 to be amortized over a weighted average period of 1.22 years.

Warrants

As of June 30, 2015, there are a total of 24,803,409 warrants outstanding to purchase shares of the Company’s common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank and are accounted for as a derivative liability warrants. The remaining 1,187,325 warrants do not require derivative liability accounting treatment.

Derivative Liability Warrants

In connection with the PPO, the Company issued warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock. Additionally, in connection with the Square 1 Financing, Enumeral issued warrants to purchase 41,659 shares of Enumeral’s Series A preferred stock that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the Merger.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. The estimated fair value of the warrants at June 30, 2015 was determined to be $8,537,744 using the Black-Scholes pricing model and the following assumptions: (i) expected remaining term of 4.08 years, (ii) 104.1% volatility, (iii) risk-free rate of 1.34%, and (iv) no expected dividends. The estimated fair value of the warrants at December 31, 2014 was determined to be $16,065,396 using the Black-Scholes pricing model and the following assumptions: (i) expected remaining term of 4.58 years, (ii) 99.8% volatility, (iii) risk-free rate of 1.53%, and (iv) no expected dividends. All 23,549,510 warrants were outstanding as of June 30, 2015.

Square 1 Financing

In connection with the Square 1 Financing, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of December 31, 2014 was determined to be $43,237 using the Black-Scholes pricing model and the following assumptions: (i) expected term of 3.93 years, (ii) 99.8% volatility, (iii) a risk-free rate of 1.375%, and (iv) no expected dividends. The estimated fair value of the warrants as of June 30, 2015 was determined to be $23,636 using the Black-Scholes pricing model and the following assumptions: (i) expected term of 3.44 years, (ii) 104.1% volatility, (iii) a risk-free rate of 1.17%, and (iv) no expected dividends. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of December 31, 2014 was determined to be $10,169 using the Black-Scholes pricing model and the following assumptions: expected term of 4.45 years, 99.8% volatility, and a risk-free rate of 1.65%. The estimated fair value of these warrants as of June 30, 2015 was determined to be $5,672 using the Black-Scholes pricing model and the following assumptions: expected term of 3.96 years, 104.1% volatility, and a risk-free rate of 1.32%. The warrants are classified as derivative liabilities in the accompanying balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. As of June 30, 2015, these warrants are outstanding and expire on December 5, 2018 and June 12, 2019.

11 – CONCENTRATIONS

During the three months ended June 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $289,049 and $92,264, which represents 76% and 24% of the Company’s total revenue for that period, respectively. For the three month period ended June 30, 2014, the Company recorded no revenue. During the six months ended June 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $498,684 and $157,351, which represents 76% and 24% of the Company’s total revenue for that period, respectively. For the six month period ended June 30, 2014, the Company recorded revenue from one entity in excess of 10% of the Company’s total revenue in the amount of $50,714, which represents 100% of the Company’s total revenue for that period.

At June 30, 2015, accounts receivable consisted of amounts due from two entities which represented 89% and 11%, of the Company’s total outstanding accounts receivable balance. At December 31, 2014, accounts receivable consisted of amounts due from one entity which represented 100% of the Company’s total outstanding accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 19, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Enumeral was incorporated in December 2009 and has devoted substantially all of its resources to the discovery of antibodies and other novel biologics for use in the diagnosis and treatment of cancer and other diseases. As a result of the Merger and transactions effected pursuant to the Split-Off Agreement, we discontinued our pre-Merger business and acquired the business of Enumeral, and are continuing the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc.

On July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units (the “Units”) of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). In addition, we issued to the PPO placement agents warrants exercisable for a period of five years to purchase an aggregate of 2,000,000 shares of our common stock with a per share exercise price of $1.00.

Also on July 31, 2014, we changed our fiscal year from a fiscal year ending on October 31 of each year, which was used in our most recent filing with the SEC, to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

To date, all of our revenue has resulted from payments from government grants and collaborations and we have not received any revenue from the sale of products or services. As of June 30, 2015, the Company had a working capital deficiency of $880,709 including $8,567,052 of derivative liabilities, and an accumulated deficit of $15,427,872.

Following the Merger, we are now in the business of discovering and developing potential best-in-class antibodies against proven targets and newly discovered immuno-oncology targets. We believe that our proprietary platform technology gives us a unique ability to understand the role of different classes of immune cells in providing effective anti-cancer responses following treatment with immunomodulators. Our platform enables us to interrogate rare immune cells from the tumor microenvironment of human patients to determine which combinations of proteins and cell types should be targeted by immunomodulators, and which patients will benefit from such treatments. This platform, coupled with our translational capabilities to access human tissue and biometrics data, comprise what we refer to as our “Human Approach.” The Human Approach allows us to evaluate both targets and drug candidates at the site of disease tissue to inform rational development of novel therapeutics – singly or in combination – for oncology and other complex diseases.

We are using our platform to develop a pipeline of antibody therapeutics and to determine optimal combinations with other therapies, through internal efforts and partnered development programs. Initially, we are developing antibodies against several classes of immunomodulatory proteins expressed on the surface of cells of the immune system that have potential for the treatment of cancer, autoimmune, and inflammatory diseases. We believe that studying human tumors using our platform will help elucidate cancer resistance mechanisms in humans, and will enable our antibody drug candidates to become best-in-class therapies providing superior response rates and prolonged patient survival. We are currently completing ex vivo human functional validation for our lead program to generate potential next generation PD-1 antagonists for use in treating cancer. We expect our PD-1 program to be ready to enter Phase 1 clinical testing within the next two years. Other programs in our drug discovery pipeline are currently at the stage of screening and characterization of antibodies. We anticipate preclinical data from these programs in late 2015 and the first half of 2016.

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

Since inception, we have entered into several collaborations that have provided us with funding, and we have also received funding from government grants. Through June 30, 2015, revenue recognized under these collaborations and grant funding has aggregated $1,335,214.

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

In September 2014, we were awarded a Phase II Small Business Innovation Research contract from the National Cancer Institute for $999,967 over two years. Pursuant to this contract, we are developing an advanced, automated prototype system for human tissue immuno-oncology profiling, which will be deployed at two leading medical institutions over the course of the contract. In conjunction with this program, we have entered into agreements with Memorial Sloan Kettering Cancer Center and Massachusetts General Hospital, which will be the medical institutions at which we will deploy our prototype system.

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

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. To the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction. For example, the shares included in the Units and the warrants issued in connection with the PPO contain “weighted average” anti-dilution protection in the event that within two years after the closing of the PPO we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable, subject to certain exceptions, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan, and (c) other exempt issuances. If we are unable to obtain adequate financing or financing on satisfactory terms, or secure additional strategic alliances with third parties, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on our business and financial condition.

Our future operations also depend on our expense levels, which are influenced by a number of factors, including but not limited to the resources we devote to developing and supporting our projects and potential products, the continued progress of our research and development of potential products, our ability to improve research and development efficiencies, and license fees or royalties we may be required to pay. Our operational needs may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. Our failure to grow revenue and manage expenses would have a material adverse effect on our business and financial condition.

Results of Operations

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

	Three Months Ended,
	June 30,		Increase
	2015	2014	(Decrease)

Collaboration and license revenues	$289,049	$—	$289,049
Grant revenue	92,264	—	92,264

Total revenues	381,313	—	381,313

Cost of revenue and expenses:
Research and development	1,805,166	791,105	1,014,061
General and administrative	1,492,017	342,623	1,149,394
Total cost of revenue and expenses	3,297,183	1,133,728	2,163,455
Loss from operations	(2,915,870)	(1,133,728)	(1,782,142)

Other income (expense):
Interest income (expense)	4,985	(75,720)	80,705
Change in fair value of derivative liabilities	2,881,866	3,019	2,878,847

Total other income (expense), net	2,886,851	(72,701)	2,959,552

Net loss	(29,019)	$(1,206,429)	$1,177,410

Revenue. Revenue was $381,313 for the three months ended June 30, 2015 as compared to $0 for the three months ended June 30, 2014. The increase in revenue is attributable to our collaboration agreement with Merck and our agreement with the NCI.

Research and development expense. Research and development expenses increased by $1,014,061, or 128%, to $1,805,166 for the three months ended June 30, 2015, as compared to $791,105 for the three months ended June 30, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $353,945 related to the hiring of additional research and development personnel, increased facilities costs of $223,456, increased outsourced services of $161,865, increased laboratory costs of $143,336 and an increase in depreciation expense of $68,821. We expect research and development expenses to continue to increase as we hire additional personnel and further expand our facilities to accommodate our future and existing proprietary programs. Such expenses will also increase to the extent that we enter into additional strategic alliances with third parties.

General and administrative expense. General and administrative expenses increased by $1,149,394, or 335%, to $1,492,017 for the three months ended June 30, 2015, as compared to $342,623 for the three months ended June 30, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $596,454 and increased professional services fees of $335,990, which includes additional fees related to being a publicly traded company.

Interest income (expense). Net interest income (expense) increased $80,705 or 107%, to $4,985 for the three months ended June 30, 2015, as compared to ($75,720) for the three months ended June 30, 2014. This increase is primarily attributable to the decrease in interest expense associated with the extinguishment of previously issued Enumeral debt and convertible notes in connection with the PPO. No such instruments were outstanding during the three months ended June 30, 2015.

Change in fair value of derivative liabilities. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of June 30, 2015, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheet and at June 30, 2015 was estimated at $8,567,052. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the unaudited condensed consolidated statement of operations and comprehensive income (loss). During the three month period ended June 30, 2015, we realized a gain of $2,881,866, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between March 31, 2015 and June 30, 2015. We expect that future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net loss. Net loss decreased $1,177,410 to $29,019 for the three months ended June 30, 2015, as compared to $1,206,429 for the three months ended June 30, 2014. This decrease was primarily due to an increase in the change in fair value of derivative liabilities of $2,878,847 and an increase in revenues of $381,313, offset by an increase of $2,163,455 in research and development and general and administrative expenses.

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

	Six Months Ended,
	June 30,		Increase
	2015	2014	(Decrease)

Collaboration and license revenues	$498,684	$50,714	$447,970
Grant revenue	157,351	—	157,351

Total revenues	656,035	50,714	605,321

Cost of revenue and expenses:
Research and development	3,035,670	1,476,517	1,559,153
General and administrative	2,916,960	846,700	2,070,260
Total cost of revenue and expenses	5,952,630	2,323,217	3,629,413
Loss from operations	(5,296,595)	(2,272,503)	(3,024,092)

Other income (expense):
Interest income (expense)	7,620	(128,081)	135,701
Change in fair value of derivative liabilities	7,551,750	3,679	7,548,071

Total other income (expense), net	7,559,370	(124,402)	7,683,772

Net income (loss)	2,262,775	$(2,396,905)	$4,659,680

Revenue. Revenue increased by $605,321, or 1,194%, to $656,035 for the six months ended June 30, 2015 as compared to $50,714 for the six months ended June 30, 2014. The increase in revenue is attributable to our collaboration agreement with Merck and agreement with NCI.

Research and development expense. Research and development expenses increased by $1,559,153, or 106%, to $3,035,670 for the six months ended June 30, 2015, as compared to $1,476,517 for the six months ended June 30, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $567,464 related to the hiring of additional research and development personnel, increased facilities costs of $304,760, increased outside services costs $261,872, increased laboratory costs of $206,033 and an increase in depreciation expense of $134,358. We expect research and development expenses to continue to increase as we hire additional personnel and further expand our facilities to accommodate our future and existing proprietary programs. Such expenses will also increase to the extent that we enter into additional strategic alliances with third parties.

General and administrative expense. General and administrative expenses increased by $2,070,260, or 245%, to $2,916,960 for the six months ended June 30, 2015, as compared to $846,700 for the six months ended June 30, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $992,792, increased professional services fees of $656,298, which includes additional fees related to being a publicly traded company, an increase in marketing expenses of $137,628, and exit costs of $78,314 associated with our relocation to new laboratory and office space in March 2015.

Interest income (expense). Net interest income (expense) increased $135,701 or 106%, to $7,620 for the six months ended June 30, 2015, as compared to ($128,081) for the six months ended June 30, 2014. This increase is largely attributable to the extinguishment of previously issued Enumeral debt and convertible notes in connection with the PPO in July 2014. No such instruments were outstanding during the six months ended June 30, 2015.

Change in fair value of derivative liabilities. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of June 30, 2015, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheet and at June 30, 2015 was estimated at $8,567,052. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the unaudited condensed consolidated statement of operations and comprehensive income (loss). During the six month period ended June 30, 2015, we recorded a gain of $7,551,750, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between December 31, 2014 and June 30, 2015. We expect that future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net income (loss). Net income increased $4,659,680 to $2,262,775 for the six months ended June 30, 2015, as compared to ($2,396,905) for the six months ended June 30, 2014. This increase was primarily due to an increase in the change in fair value of derivative liabilities of $7,548,071 and an increase in revenues of $605,321, offset by an increase of $3,629,413 in research and development and general and administrative expenses.

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

To date, revenue from contracts with our collaboration partners and NCI grant revenue totaled $1,335,214. In the six month period ended June 30, 2015, we realized $498,684 of revenue from contracts with our collaboration partner and $157,351 of NCI grant revenue.

As of June 30, 2015, we had approximately $8.4 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, as well as anticipated cash flow from collaborations, will be sufficient to support our operations into the second quarter of 2016.

Our actual future capital requirements, however, will depend on many factors, including but not limited to the progress of our research and development programs, the number and breadth of these programs, our ability to establish and maintain additional strategic alliance and licensing arrangements, achievement of milestones under strategic alliance arrangements, and the progress of the development efforts of our strategic partners. We expect to continue to execute on our business plan, including initiating a Phase 1 clinical trial within the next two years.

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. To the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction. For example, the shares included in the Units and the warrants issued in connection with the PPO contain “weighted average” anti-dilution protection in the event that within two years after the closing of the PPO we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable, subject to certain exceptions, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan, and (c) other exempt issuances. If we are unable to obtain adequate financing or financing on satisfactory terms, or secure additional strategic alliances with third parties, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on our business and financial condition.

Our future operations also depend on our expense levels, which are influenced by a number of factors, including but not limited to the resources we devote to developing and supporting our projects and potential products, the continued progress of our research and development of potential products, our ability to improve research and development efficiencies, and license fees or royalties we may be required to pay. Our operational needs may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. Our failure to grow revenue and manage expenses would have a material adverse effect on our business and financial condition

Cash Flows

The following table summarizes our sources and uses of cash for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended,
	June 30,
	2015	2014

Net cash used in operating activities	$(4,541,089)	$(1,631,990)
Net cash provided (used) in investing activities	2,442,882	(18,168)
Net cash provided by financing activities	16,200	1,989,860
Net increase (decrease) in cash and cash equivalents	(2,082,007)	339,702

The decrease in net cash for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was $2,421,709, representing the aggregate of (i) a decrease in net cash provided by financing activities of $1,973,660, (ii) an increase in net cash provided in investing activities of $2,461,050, and (iii) an increase in net cash used in operating activities of $2,909,099.

Operating Activities

Net cash used in operating activities was $4,541,089 for the six months ended June 30, 2015, which consisted primarily of a net income of $2,262,775, adjusted for non-cash items including the change in the fair value of the warrant of $7,551,750, stock-based compensation of $292,891, depreciation and amortization of $275,887, and a net decrease of $137,049 in operating assets and liabilities.

Net cash used in operating activities was $1,631,990 for the six months ended June 30, 2014, which consisted primarily of a net loss of $2,396,905, adjusted for non-cash items including stock based compensation of $206,424 and depreciation and amortization of $141,529, realized loss associated with the sale of marketable securities of $19,097 and a net increase in operating assets and liabilities of $359,503.

Investing Activities

During the six months ended June 30, 2015 and 2014, our investing activities provided cash of $2,442,882 and used cash in the amount of $18,168, respectively. Cash provided by investing activities for the six months ended June 30, 2015 primarily resulted from net proceeds of marketable securities of $3,000,799, offset by purchases of property and equipment of $559,417. The use of net cash in the six months ended June 30, 2014 resulted primarily from purchases of property and equipment of $18,168.

Financing Activities

Net cash provided by financing activities was $16,200 for the six months ended June 30, 2015, compared to $1,989,860 for the six months ended June 30, 2014. Cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of proceeds from the exercise of common stock of $16,200. Cash provided by financing activities for the six months ended June 30, 2014 primarily consisted of proceeds from the issuance of Series B convertible preferred stock net of issuance costs of $1,597,860, the issuance of a convertible promissory note of $750,000, less payments on long-term debt of $358,000.

Critical Accounting Policies, Estimates, and Judgments

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codifications and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Marketable Securities

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. We have determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates, and are recorded on the balance sheet at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficiency).

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

Grant Revenue

We recognize nonrefundable grant revenue that is earned in connection with the Research Agreement with the NCI, a unit of the National Institutes of Health, which was executed in September 2012. In September 2014, we were awarded a Phase II Small Business Innovation Research contract from NCI. Grant revenue consists of a portion of the funds received to date from the NCI, which allows us to conduct research on colon cancer tissues. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement.

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

Accounting for Derivative Liabilities

Our derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the Merger.

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

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of June 30, 2015.

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

Recent Authoritative Guidance

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. We are required to adopt the amendments in the ASU using one of two acceptable methods. Our management is currently in the process of determining which adoption method we will apply and evaluating the impact of the guidance on our consolidated financial statements.

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

Other accounting standards have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $8,378,110 and $13,470,236, respectively, consisting primarily of money market funds and U.S. Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and President, Arthur H. Tinkelenberg, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of June 30, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

August 12, 2015	By:	/s/ Arthur H. Tinkelenberg, Ph.D.
Arthur H. Tinkelenberg, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

August 12, 2015	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 2 to 2014 Equity Incentive Plan, as amended, adopted on May 21, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2015 (File No. 000-55415) and incorporated herein by reference).

10.2	Lease Termination Agreement, dated as of June 17, 2015, between Enumeral Biomedical Corp. and DWF IV One Kendall LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 000-55415) and incorporated herein by reference).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

