Form 10-Q
period 2015-09-30
Enumeral Biomedical Holdings, Inc.
filed 2015-11-10
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

There were 51,732,571 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 6, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2015.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we explicitly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,940,491	$10,460,117
Marketable securities	—	3,010,119
Accounts receivable	386,340	284,401
Prepaid expenses and other current assets	349,636	202,380
Total current assets	6,676,467	13,957,017
Property and equipment, net	1,691,676	1,007,127
Other assets:
Restricted cash	534,780	562,410
Other assets	6,616	8,416
Total assets	$8,909,539	$15,534,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable ($123,296 and $77,748 due to related parties, respectively)	$1,037,470	$614,106
Accrued expenses and other current liabilities ($47,291 and $0 due to related parties, respectively)	671,984	217,141
Deferred rent	—	32,416
Deferred revenue	174,052	134,908
Derivative liabilities	5,285,646	16,118,802
Total current liabilities	7,169,152	17,117,373
Deferred rent, net of current portion	25,793	—
Deferred revenue, net of current portion	—	101,180
Total liabilities	7,194,945	17,218,553

Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.001 par value; 300,000,000 shares authorized: 51,732,571 and 51,588,617 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	51,733	51,589
Additional paid-in-capital	16,472,449	15,965,252
Accumulated other comprehensive loss	—	(9,777)
Accumulated deficit	(14,809,588)	(17,690,647)
Total stockholders’ equity (deficiency)	1,714,594	(1,683,583)
Total liabilities and stockholders’ equity (deficiency)	$8,909,539	$15,534,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Collaboration and license revenues	$395,448	$65,000	$894,132	$115,714
Grant revenue	88,377	5,408	245,728	5,408
	483,825	70,408	1,139,860	121,122

Cost of revenues and expenses:
Research and development	1,798,241	1,058,711	4,833,911	2,535,228
General and administrative	1,354,064	1,163,218	4,271,024	2,009,918
Total cost of revenues and expenses	3,152,305	2,221,929	9,104,935	4,545,146
Loss from operations	(2,668,480)	(2,151,521)	(7,965,075)	(4,424,024)

Other income (expense):
Interest income (expense)	5,358	(140,917)	12,978	(268,998)
Other expense	—	(1,693,747)	—	(1,693,747)
Change in fair value of derivative liabilities	3,281,406	(4,837,307)	10,833,156	(4,833,628)
Total other income (expense), net	3,286,764	(6,671,971)	10,846,134	(6,796,373)
Net income (loss) before income taxes	618,284	(8,823,492)	2,881,059	(11,220,397)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$618,284	$(8,823,492)	$2,881,059	$(11,220,397)
Other comprehensive income (loss):
Reclassification for loss included in net income	—	—	19,097	—
Net unrealized holding losses on available-for-sale securities arising during the period	—	—	(9,320)	—
Comprehensive income (loss)	$618,284	$(8,823,492)	$2,890,836	$(11,220,397)
Basic net income (loss) per share	$0.01	$(0.22)	$0.06	$(0.44)
Diluted net income (loss) per share	$0.01	$(0.22)	$0.05	$(0.44)
Weighted-average number of common shares attributable to common stockholders - basic	51,699,028	40,724,549	51,648,800	25,462,496
Weighted-average number of common shares attributable to common stockholders - diluted	52,986,588	40,724,549	53,727,593	25,462,496

The accompanying notes are an integral part of the condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$2,881,059	$(11,220,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	425,788	212,514
Exit costs associated with write-off of net carrying value of leasehold improvements	22,962	—
Stock-based compensation	477,666	510,587
Change in fair value of derivatives	(10,833,156)	4,833,628
Non-cash costs associated with reverse merger	—	1,693,747
Accretion of debt discount	—	177,712
Realized loss on marketable securities	19,097	—
Changes in operating assets and liabilities:
Accounts receivables	(101,939)	54,592
Prepaid expenses and other assets	(145,456)	10,817
Accounts payable	423,364	(76,946)
Accrued expenses and other current liabilities	454,843	282,342
Deferred rent	(6,623)	(11,377)
Deferred revenue	(62,036)	(25,714)
Net cash used in operating activities	(6,444,431)	(3,558,495)

Cash flows from investing activities:
Purchases of property and equipment	(1,133,299)	(44,167)
Purchases of marketable securities	—	(3,017,324)
Proceeds from sale of marketable securities	3,000,799	—
Receipt of security deposit	27,630	—
Net cash provided (used) in investing activities	1,895,130	(3,061,491)

Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	1,597,860
Proceeds from issuance of common stock in PPO, net of issuance costs	—	18,255,448
Proceeds from issuance of convertible promissory note	—	750,000
Proceeds from the exercise of stock options	29,675	—
Payments on long-term debt	—	(1,055,348)
Net cash provided by financing activities	29,675	19,547,960

Net increase (decrease) in cash and cash equivalents	(4,519,626)	12,927,974
Cash and cash equivalents, beginning of period	10,460,117	263,910
Cash and cash equivalents, end of period	$5,940,491	$13,191,884

Supplemental cash flow disclosures:
Cash paid for interest	$—	$73,977

Conversion of convertible note and accrued interest, net of beneficial conversion feature	$—	$687,654

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

As of September 30, 2015, the Company had a working capital deficiency of $492,685 including $5,285,646 of derivative liabilities, and an accumulated deficit of $14,809,588. The Company expects to incur significant expenses and increasing operating losses for the foreseeable future, and the Company’s net losses may fluctuate significantly from quarter to quarter and from year to year.

The Company believes that its existing cash and cash equivalents at September 30, 2015 will be sufficient to fund its operations into the second quarter of 2016.

The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements with third parties. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to the Company or its stockholders. To the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company’s common stock. The issuance of these securities could also result in significant dilution to some or all of the Company’s stockholders, depending on the terms of the transaction. For example, the shares included in the Units and the warrants issued in connection with the PPO contain anti-dilution protection in the event that within certain specified time periods the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable. The anti-dilution protection provisions apply to issuances within two years after the closing of the PPO in the case of the Units and, with respect to the warrants, prior to the warrant expiration date. In addition, the anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances. If the Company is unable to obtain adequate financing or financing on satisfactory terms, or secure additional strategic alliances with third parties, the Company’s ability to continue to support its business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on the Company’s business and financial condition.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of its operations and cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of results for the full year.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

The Company’s cash equivalents and marketable securities, carried at fair value, are primarily comprised of investments in U.S. Treasuries and federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 10. The following table presents information about the Company’s financial assets and liabilities measured at a fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$662,594	$662,594	$—	$—
Money Market funds, included in cash equivalents	$5,277,897	$5,277,897	$—	$—
Marketable securities – U.S. Treasuries	$—	$—	$—	$—
Liabilities
Derivative liabilities	$5,285,646	$—	$—	$5,285,646

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$211,329	$211,329	$—	$—
Money Market funds, included in cash equivalents	$10,248,788	$10,248,788	$—	$—
Marketable securities – U.S. Treasuries	$3,010,119	$3,010,119	$—	$—
Liabilities
Derivative liabilities	$16,118,802	$—	$—	$16,118,802

The following table provides a roll forward of the fair value of the Company’s warrant liabilities, using Level 3 inputs:

Balance at December 31, 2014	$16,118,802
Change in fair value	(10,833,156)
Balance at September 30, 2015	$5,285,646

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of September 30, 2015 or December 31, 2014.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three and nine months ended September 30, 2015 and 2014, respectively.

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

In December 2014, the Company entered into a collaboration agreement with Merck Sharp & Dohme Corp., or Merck (the “Merck Agreement”). Pursuant to the Merck Agreement, the Company is conducting a specified research program using its platform technology to identify functional response of single cell types in colorectal cancer in the presence or absence of immunomodulatory receptor modulators identified by Merck. In this collaboration, Merck is reimbursing the Company for the cost of performing the work plan set forth in the Merck Agreement, for up to a specified number of full time employees at a pre-determined annual rate. In addition, Merck will make certain milestone payments to the Company upon the completion of specified objectives set forth in the Merck Agreement and related work plan.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or maturity, at which time they are reclassified to earnings. During the three month period ended September 30, 2015 there were no reclassifications out of accumulated other comprehensive loss to net income. During the nine month period ended September 30, 2015 the Company reclassified $19,097 out of accumulated other comprehensive loss to net income. For the three and nine months ended September 30, 2014, there were no reclassifications out of accumulated other comprehensive income (loss).

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

The Company has recorded stock-based compensation expense of $184,775 and $304,163 for the three months ended September 30, 2015 and 2014, respectively. The Company has recorded stock-based compensation expense of $477,666 and $510,587 for the nine months ended September 30, 2015 and 2014, respectively. The Company has an aggregate of $1,732,685 of unrecognized stock-based compensation cost as of September 30, 2015 to be amortized over a weighted average period of 2.84 years.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the year ended December 31, 2014, the Company engaged a third party to develop a binomial lattice model to estimate the fair value of options to purchase a total of 450,000 shares with vesting based on the future performance of a share of the Company’s common stock. The Company uses these estimates for the three and nine months ended September 30, 2015.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. At September 30, 2015 and 2014, the number of shares underlying options and warrants that were anti-dilutive was approximately 25.9 million shares and 27.2 million shares, respectively.

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

The Company accounts for uncertain tax positions in accordance with GAAP and has no uncertain tax liabilities at September 30, 2015 or December 31, 2014. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
Laboratory equipment	$2,564,945	$1,611,513
Computer/office equipment and software	171,824	117,429
Furniture, fixtures and office equipment	73,735	23,526
Leasehold improvements	75,263	112,507
	2,885,767	1,864,975
Less - Accumulated depreciation and amortization	(1,194,091)	(857,848)
	$1,691,676	$1,007,127

Depreciation and amortization expense for the three and nine months ended September 30, 2015 was $149,901 and $425,788, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2014 was $70,985 and $212,514, respectively. During the nine months ended September 30, 2015, the Company retired leasehold improvements with a gross cost of $112,507 and expensed the remaining net carrying value of $22,962 associated with the write-down of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 7).

5 – RESTRICTED CASH

The Company held $534,780 in restricted cash as of September 30, 2015. The Company held $562,410 in restricted cash as of December 31, 2014. The balances are primarily held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at an annual rent of $248,664 (the “Kendall Lease”). For the nine months ended September 30, 2015, the Company recorded an expense of $55,352, representing all exit costs associated with its move to new offices and research laboratories in March 2015. In June 2015, Enumeral entered into a lease termination agreement with the landlord for Enumeral’s former facility at One Kendall Square, pursuant to which the Kendall Lease was terminated as of June 17, 2015. In accordance with the terms of the lease termination agreement, Enumeral is not obligated to pay rent for the One Kendall Square facility after May 31, 2015. Enumeral had maintained a security deposit relating to the facility, recorded as restricted cash on the accompanying unaudited condensed consolidated balance sheet. This security deposit was returned to Enumeral pursuant to the lease termination agreement.

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $21,600. The lease for the Company’s New York office expires on December 31, 2016.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rent expense was $278,652 and $78,017 for the three months ended September 30, 2015 and 2014, respectively. Rent expense was $730,140 and $231,084 for the nine months ended September 30, 2015 and 2014, respectively.

Future operating lease commitments as of September 30, 2015 are as follows:

For the twelve months ended September 30,
2016	$727,625
2017	749,456
2018	771,889
2019 and thereafter	1,130,303
$3,379,273

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

All amounts incurred related to the license fees have been expensed as research and development by Enumeral as incurred. The Company incurred $7,500 and $6,250 in the three months ended September 30, 2015 and 2014, respectively. The Company incurred $22,500 and $18,750 in the nine months ended September 30, 2015 and 2014, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $30,000 in 2015, $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. During the three months ended September 30, 2015, the Company achieved the first milestone in the Merck Agreement and paid MIT the required percentage of the milestone payment pursuant to the terms of the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended September 30, 2015 and 2014, Enumeral paid $15,646 and $275,499 for MIT and $3,730 and $13,435 for Harvard, respectively. For the nine months ended September 30, 2015 and 2014, Enumeral paid $256,189 and $399,388 for MIT and $22,367 and $114,217 for Harvard, respectively.

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

Consulting Agreements

On April 19, 2011, Enumeral entered into a consulting agreement with Barry Buckland, Ph.D., a member of the board of directors. Pursuant to the original agreement, Dr. Buckland was compensated through the issuance of 159,045 shares of restricted Enumeral common stock that vested on the following schedule: 25% on the execution of the contract, 25% on April 19, 2012 and the remaining 50% vesting in equal monthly installments through April 1, 2014. In connection with the Merger, these shares were converted into 175,287 shares of the Company’s common stock. The term of the consulting agreement was three years. On February 11, 2013, the consulting agreement was amended so that Dr. Buckland would receive $75,000 per year for a period of one year. On August 14, 2013, the consulting agreement was amended so that Dr. Buckland would receive $37,500 per year for a period of one year. In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”) pursuant to which Dr. Buckland will serve as chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended September 30, 2015 and 2014, Enumeral recognized $4,000 and $12,500 of expense related to the consulting agreement, respectively. During the nine months ended September 30, 2015 and 2014, Enumeral recognized $27,000 and $15,209 of expense related to the consulting agreement, respectively.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Private Placement

On July 31, 2014, the Company closed a private placement offering (the “PPO”) of 21,549,510 Units of securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). The net proceeds received from the PPO were $18,255,444. The investors in the PPO (for so long as they hold shares of the Company’s common stock) have anti-dilution protection on the shares of common stock included in the Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) in the event that within two years after the closing of the PPO the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the Unit purchase price. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances.

In addition, the PPO Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have anti-dilution protection in the event that prior to the warrant expiration date the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the warrant exercise price, subject to the exceptions described above.

The Company agreed to pay the placement agents in the offering, registered broker-dealers, a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agents received warrants exercisable for a period of five years to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock with a per share exercise price of $1.00 (the “Agent Warrants”); provided, however, that the placement agents were not entitled to any warrants on the sale of Units in excess of 20,000,000. Any sub-agent of the placement agents that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above. The Company also reimbursed the placement agents $30,000 in the aggregate for legal expenses incurred by the placement agents’ counsels in connection with the PPO, as described in the private placement agreements. As a result of the foregoing, the placement agents were paid an aggregate cash commission of $2,154,951 and were issued Agent Warrants to purchase 2,000,000 shares of the Company’s common stock. The Agent Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have anti-dilution protection until the warrant expiration date, subject to the exceptions described above for the Units. The value ascribed to the Agent Warrants are carried at fair value and reported as a derivative liability on the accompanying balance sheets.

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

As of September 30, 2015, there were 1,535,391 shares available for issuance under the 2014 Plan to eligible employees, non-employees directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

Stock compensation expense related to stock options for employees was $156,951 and $220,123 for the three months ended September 30, 2015 and 2014, respectively, while non-employee stock compensation expense was $10,624 and $2,873 for the three months ended September 30, 2015 and 2014, respectively. Stock compensation expense for employees was $400,534 and $355,860 for the nine months ended September 30, 2015 and 2014, respectively, while non-employee stock compensation expense was $18,107 and $5,104 for the nine months ended September 30, 2015 and 2014, respectively.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2014	2,730,963	$0.78	8.7
Granted	3,444,000	$0.47
Exercised	(124,906)	$0.24
Canceled	(59,697)	$0.03
Outstanding at September 30, 2015	5,990,360	$0.62	9.3
Exercisable at September 30, 2015	1,205,172	$0.63	7.9

The aggregate intrinsic value of options exercisable at September 30, 2015 was $100,630. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date.

The Company has an aggregate of $1,685,904 of unrecognized stock option expense as of September 30, 2015 to be amortized over a weighted average period of 2.9 years.

Restricted Stock

Restricted stock compensation expense was $17,200 and $12,282 for the three months ended September 30, 2015 and 2014, respectively. Restricted stock compensation expense was $59,025 and $149,623 for the nine months ended September 30, 2015 and 2014, respectively.

A summary of restricted stock activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance of unvested restricted stock at December 31, 2014	345,699	$0.24
Issuance of restricted stock	19,048	$1.05
Vested	(166,563)	$0.31
Balance of unvested restricted stock at September 30, 2015	198,184	$0.26

The Company has an aggregate of $46,781 of unrecognized restricted stock expense as of September 30, 2015 to be amortized over a weighted average period of 1.1 years.

Warrants

As of September 30, 2015, there were a total of 24,803,409 warrants outstanding to purchase shares of the Company’s common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank and are accounted for as a derivative liability warrants. The remaining 1,187,325 warrants do not require derivative liability accounting treatment.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. Due to a price protection provision included in the warrant agreements, which expires on the warrant expiration date, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. The estimated fair value of the warrants at September 30, 2015 was determined to be $5,266,923 using the Black-Scholes pricing model and the following assumptions: (i) expected remaining term of 3.83 years, (ii) 103.9% volatility, (iii) risk-free rate of 1.27%, and (iv) no expected dividends. The estimated fair value of the warrants at December 31, 2014 was determined to be $16,065,396 using the Black-Scholes pricing model and the following assumptions: (i) expected remaining term of 4.58 years, (ii) 99.8% volatility, (iii) risk-free rate of 1.53%, and (iv) no expected dividends. All 23,549,510 warrants were outstanding as of September 30, 2015.

Square 1 Financing

In connection with the Square 1 Financing, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of December 31, 2014 was determined to be $43,237 using the Black-Scholes pricing model and the following assumptions: (i) expected term of 3.93 years, (ii) 99.8% volatility, (iii) a risk-free rate of 1.375%, and (iv) no expected dividends. The estimated fair value of the warrants as of September 30, 2015 was determined to be $15,038 using the Black-Scholes pricing model and the following assumptions: (i) expected term of 3.19 years, (ii) 103.9% volatility, (iii) a risk-free rate of 0.92%, and (iv) no expected dividends. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of December 31, 2014 was determined to be $10,169 using the Black-Scholes pricing model and the following assumptions: expected term of 4.45 years, 99.8% volatility, and a risk-free rate of 1.65%. The estimated fair value of these warrants as of September 30, 2015 was determined to be $3,685 using the Black-Scholes pricing model and the following assumptions: expected term of 3.7 years, 103.9% volatility, and a risk-free rate of 1.09%. The warrants are classified as derivative liabilities in the accompanying balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. As of September 30, 2015, these warrants are outstanding and expire on December 5, 2018 and June 12, 2019.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11 – CONCENTRATIONS

During the three months ended September 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $395,448 and $88,378, which represents 82% and 18% of the Company’s total revenue for that period, respectively. For the three month period ended September 30, 2014, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $40,000 and $25,000, which represents 57% and 36% of the Company’s total revenue for that period, respectively. During the nine months ended September 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $894,132 and $245,728, which represents 78% and 22% of the Company’s total revenue for that period, respectively. For the nine month period ended September 30, 2014, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $75,714 and $40,000, which represents 63% and 33% of the Company’s total revenue for that period, respectively.

At September 30, 2015, accounts receivable consisted of amounts due from two entities which represented 88% and 12%, of the Company’s total outstanding accounts receivable balance. At December 31, 2014, accounts receivable consisted of amounts due from one entity which represented 100% of the Company’s total outstanding accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 19, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units (the “Units”) of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). In addition, we issued warrants to the PPO placement agents exercisable for a period of five years to purchase an aggregate of 2,000,000 shares of our common stock with a per share exercise price of $1.00.

Also on July 31, 2014, we changed our fiscal year from a fiscal year ending on October 31 of each year, which was used in our most recent filing with the SEC, to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

To date, all of our revenue has resulted from payments from government grants and collaborations and we have not received any revenue from the sale of products or services. As of September 30, 2015, the Company had a working capital deficiency of $492,685, including $5,285,646 of derivative liabilities, and an accumulated deficit of $14,809,588.

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

Our current efforts are aimed at developing next generation antibodies that are more precise than current first-generation therapies in their effects on tumor- and tissue-infiltrating lymphocyte (known as “TIL”) functions via modulation of regulatory proteins known as “checkpoints.” Cancer cells can co-opt these immune checkpoint pathways to evade destruction by the immune system. This class of drugs can block tumor evasion and thus generate durable and sustained survival benefit in a subset of patients. Our internal programs are currently focused on next-generation checkpoint modulators targeting PD-1, TIM-3, OX40, LAG-3, TIGIT, VISTA, and other proteins expressed on TILs.

We are currently completing preclinical ex vivo human functional validation and animal efficacy studies utilizing immuno-humanized mouse models that allow testing of drugs that target the human immune system for our lead program to generate potential next generation PD-1 antagonists for use in treating cancer. We expect our PD-1 program to be ready to enter Phase 1 clinical testing within the next two years. Other programs in our drug discovery pipeline are currently at the stage of screening and characterization of antibodies. We anticipate preclinical data from certain of these programs in late 2015 and during the first half of 2016.

Our research uses our platform technology licensed from the Massachusetts Institute of Technology (“MIT”), Harvard University, and other institutions to identify and characterize TILs from human patient-derived biopsies representing different tissues and diseases and to generate proprietary target-specific antibody libraries that are solely owned by us. We believe that the breadth of our drug discovery and development platform will provide opportunities for revenue-generating research and development partnerships.

Since inception, we have entered into several collaborations that have provided us with funding, and we have also received funding from government grants. Through September 30, 2015, revenue recognized under these collaborations and grant funding has aggregated $1,819,039.

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

In September 2014, we were awarded a Phase II Small Business Innovation Research contract from the National Cancer Institute (“NCI”) for $999,967 over two years. In conjunction with this program, we have entered into agreements with Memorial Sloan Kettering Cancer Center and Massachusetts General Hospital. We are developing an advanced, automated prototype system for human tissue immuno-oncology profiling that we have deployed at one of these institutions, and which will also be deployed at the other over the course of the NCI contract.

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

To date, our proof-of-concept corporate collaborations have provided modest revenues. We are currently focused on entering into one or more collaborations aimed at joint product discovery and development programs that may provide up-front payments, research funding, and milestone and royalty payments on future products sales pending approval of such products. We may seek to retain commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from such collaborations.

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. To the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction. For example, the shares included in the Units and the warrants issued in connection with the PPO contain anti-dilution protection in the event that within certain specified time periods we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable. The anti-dilution protection provisions apply to issuances within two years after the closing of the PPO in the case of the Units and, with respect to the warrants, prior to the warrant expiration date. In addition, the anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan, and (c) other exempt issuances. If we are unable to obtain adequate financing or financing on satisfactory terms, or secure additional strategic alliances with third parties, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on our business and financial condition.

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

Results of Operations

Three months ended September 30, 2015 as compared to three months ended September 30, 2014

	Three Months Ended,
	September 30,		Increase
	2015	2014	(Decrease)
Collaboration and license revenues	$395,448	$65,000	$330,448
Grant revenue	88,377	5,408	82,969
Total revenues	483,825	70,408	413,417

Cost of revenue and expenses:
Research and development	1,798,241	1,058,711	739,530
General and administrative	1,354,064	1,163,218	190,846
Total cost of revenue and expenses	3,152,305	2,221,929	930,376
Loss from operations	(2,668,480)	(2,151,521)	(516,959)

Other income (expense):
Interest income (expense)	5,358	(140,917)	146,275
Other expense	—	(1,693,747)	1,693,747
Change in fair value of derivative liabilities	3,281,406	(4,837,307)	8,118,713
Total other income (expense), net	3,286,764	(6,671,971)	9,958,735
Net Income (loss)	$618,284	$(8,823,492)	$9,441,776

Revenue. Revenue increased by $413,417, or 587%, to $483,825 for the three months ended September 30, 2015 as compared to $70,408 for the three months ended September 30, 2014. The increase in revenue is attributable to our collaboration agreement with Merck and agreement with NCI.

Research and development expense. Research and development expenses increased by $739,530, or 70%, to $1,798,241 for the three months ended September 30, 2015, as compared to $1,058,711 for the three months ended September 30, 2014. This increase is primarily attributable to increased laboratory costs of $240,892, increased facilities costs of $231,137, increases in payroll and personnel expenses of $128,594 related to the hiring of additional research and development personnel, an increase in depreciation expense of $78,917 and increased outsourced services of $65,974. Research and development expenses may continue to increase to the extent that we enter into additional strategic alliances with third parties and hire additional personnel.

General and administrative expense. General and administrative expenses increased by $190,846, or 16%, to $1,354,064 for the three months ended September 30, 2015, as compared to $1,163,218 for the three months ended September 30, 2014. This increase is primarily attributable to an increase in payroll and personnel expenses of $439,887, offset by a decrease in consulting fees of $151,709 and a decrease in stock compensation expense of $139,708.

Interest income (expense). Net interest income (expense) increased $146,275 or 104%, to $5,358 for the three months ended September 30, 2015, as compared to ($140,917) for the three months ended September 30, 2014. This increase is primarily attributable to the decrease in interest expense associated with the extinguishment of previously issued Enumeral debt and convertible notes in connection with the PPO. No such instruments were outstanding during the three months ended September 30, 2015.

Other expense. Based on the final amount of gross proceeds raised in the PPO, the Company issued 1,693,747 additional shares of common stock to the holders of the Company’s common stock immediately prior to the Merger. These additional shares were issued at $1.00 per share. The Company recorded $1,693,747 in expenses related to these additional shares in the three month period ended September 30, 2014.

Change in fair value of derivative liabilities. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of September 30, 2015, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheet and at September 30, 2015 was estimated at $5,285,646. The fair value of the warrant liability will be determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the unaudited condensed consolidated statement of operations and comprehensive income (loss). During the three month period ended September 30, 2015, we realized a gain of $3,281,406, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between June 30, 2015 and September 30, 2015. We expect that future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net Income (loss). Net income increased $9,441,776 to $618,284 for the three months ended September 30, 2015, as compared to a loss of ($8,823,492) for the three months ended September 30, 2014. This increase in net income was primarily due to an increase in the fair value of derivative liabilities of $8,118,713 and an increase in revenues of $413,417, offset by an increase of $930,376 in research and development and general and administrative expenses.

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

	Nine Months Ended,
	September 30,		Increase
	2015	2014	(Decrease)

Collaboration and license revenues	$894,132	$115,714	$778,418
Grant revenue	245,728	5,408	240,320

Total revenues	1,139,860	121,122	1,018,738

Cost of revenue and expenses:
Research and development	4,833,911	2,535,228	2,298,683
General and administrative	4,271,024	2,009,918	2,261,106
Total cost of revenue and expenses	9,104,935	4,545,146	4,559,789
Loss from operations	(7,965,075)	(4,424,024)	(3,541,051)

Other income (expense):
Interest income (expense)	12,978	(268,998)	281,976
Other expense	—	(1,693,747)	1,693,747
Change in fair value of derivative liabilities	10,833,156	(4,833,628)	15,666,784

Total other income (expense), net	10,846,134	(6,796,373)	17,642,507
Net income (loss)	$2,881,059	$(11,220,397)	$14,101,456

Revenue. Revenue increased by $1,018,738, or 841%, to $1,139,860 for the nine months ended September 30, 2015 as compared to $121,122 for the nine months ended September 30, 2014. The increase in revenue is attributable to our collaboration agreement with Merck and agreement with NCI.

Research and development expense. Research and development expenses increased by $2,298,683, or 91%, to $4,833,911 for the nine months ended September 30, 2015, as compared to $2,535,228 for the nine months ended September 30, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $696,057 related to the hiring of additional research and development personnel, increased facilities costs of $535,898, increased laboratory costs of $446,925, increased outside services costs of $256,874 and an increase in depreciation expense of $213,275. Research and development expenses may continue to increase to the extent that we enter into additional strategic alliances with third parties and hire additional personnel.

General and administrative expense. General and administrative expenses increased by $2,261,106, or 112%, to $4,271,024 for the nine months ended September 30, 2015, as compared to $2,009,918 for the nine months ended September 30, 2014. This increase is primarily attributable to increases in payroll and personnel expenses of $1,432,680, increased professional services fees of $453,653, which includes additional fees related to being a publicly traded company, an increase in investor relations expenses of $201,179, and exit costs of $78,314 associated with our relocation to new laboratory and office space in March 2015.

Interest income (expense). Net interest income increased $281,976 or 105%, to $12,978 for the nine months ended September 30, 2015, as compared to an expense of ($268,998) for the nine months ended September 30, 2014. This increase is largely attributable to the extinguishment of previously issued Enumeral debt and convertible notes in connection with the PPO in July 2014. No such instruments were outstanding during the nine months ended September 30, 2015.

Other expense. Based on the final amount of gross proceeds raised in the PPO, the Company issued 1,693,747 additional shares of common stock to the holders of the Company’s common stock immediately prior to the Merger. These additional shares were issued at $1.00 per share. The Company recorded $1,693,747 in expenses related to these additional shares in the nine month period ended September 30, 2014.

Change in fair value of derivative liabilities. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of September 30, 2015, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheet and at September 30, 2015 was estimated at $5,285,646. The fair value of the warrant liability will be determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the unaudited condensed consolidated statement of operations and comprehensive income (loss). During the nine month period ended September 30, 2015, we recorded a gain of $10,833,156, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between December 31, 2014 and September 30, 2015. We expect that future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net income (loss). Net income increased $14,101,456 to $2,881,059 for the nine months ended September 30, 2015, as compared to a loss of ($11,220,397) for the nine months ended September 30, 2014. This increase was primarily due to an increase in the change in fair value of derivative liabilities of $15,666,784 and an increase in revenues of $1,018,738, offset by an increase of $4,559,789 in research and development and general and administrative expenses.

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

To date, revenue from contracts with our collaboration partners and NCI grant revenue totaled $1,819,039. In the nine month period ended September 30, 2015, we realized $894,132 of revenue from contracts with our collaboration partner and $245,728 of NCI grant revenue.

As of September 30, 2015, we had approximately $5.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, as well as anticipated cash flow from collaborations, will be sufficient to support our operations into the second quarter of 2016.

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

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. To the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction. For example, the shares included in the Units and the warrants issued in connection with the PPO contain anti-dilution protection in the event that within certain specified time periods we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable. The anti-dilution protection provisions apply to issuances within two years after the closing of the PPO in the case of the Units and, with respect to the warrants, prior to the warrant expiration date. In addition, the anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan, and (c) other exempt issuances. If we are unable to obtain adequate financing or financing on satisfactory terms, or secure additional strategic alliances with third parties, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on our business and financial condition.

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

The following table summarizes our sources and uses of cash for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended,
	September 30,
	2015	2014

Net cash used in operating activities	$(6,444,431)	$(3,558,495)
Net cash provided (used) in investing activities	1,895,130	(3,061,491)
Net cash provided by financing activities	29,675	19,547,960
Net increase (decrease) in cash and cash equivalents	(4,519,626)	12,927,974

The decrease in net cash for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was $17,447,600, representing the aggregate of (i) a decrease in net cash provided by financing activities of $19,518,285, (ii) an increase in net cash provided in investing activities of $4,956,621, and (iii) an increase in net cash used in operating activities of $2,885,936.

Operating Activities

Net cash used in operating activities was $6,444,431 for the nine months ended September 30, 2015, which consisted primarily of a net income of $2,881,059, adjusted for non-cash items including the change in the fair value of the warrant of $10,833,156, stock-based compensation of $477,666, depreciation and amortization of $425,788 and a net increase of $562,153 in operating assets and liabilities.

Net cash used in operating activities was $3,558,495 for the nine months ended September 30, 2014, which consisted primarily of a net loss of $11,220,397, adjusted for non-cash items including the change in the fair value of warrants of $4,833,628, stock based compensation of $510,587, depreciation and amortization of $212,514, accretion of debt discount of $177,712 and a net increase of $233,714 in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2015 and 2014, our investing activities provided cash of $1,895,130 and used cash in the amount of $3,061,491, respectively. Cash provided by investing activities for the nine months ended September 30, 2015 primarily resulted from net proceeds of marketable securities of $3,000,799, offset by purchases of property and equipment of $1,133,299. The use of net cash in the nine months ended September 30, 2014 resulted primarily resulted from net purchases of marketable securities of $3,017,324 and purchases of property and equipment of $44,167.

Financing Activities

Net cash provided by financing activities was $29,675 for the nine months ended September 30, 2015, compared to $19,547,960 for the nine months ended September 30, 2014. Cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of proceeds from the exercise of common stock of $29,675. Cash provided by financing activities for the nine months ended September 30, 2014 primarily consisted of proceeds from the issuance of Series B convertible preferred stock net of issuance costs of $1,597,860, $18,255,448 in proceeds from the issuance of common stock in the PPO net of issuance costs, proceeds from the issuance of a convertible promissory note of $750,000, less payments on long-term debt of $1,055,348.

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

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of September 30, 2015.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2015.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $5,940,491 and $13,470,236, respectively, consisting primarily of money market funds and U.S. Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.           CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and President, Arthur H. Tinkelenberg, Ph.D., and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of September 30, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

November 10, 2015	By:	/s/ Arthur H. Tinkelenberg, Ph.D.
Arthur H. Tinkelenberg, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2015	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*§	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and Arthur H. Tinkelenberg, dated September 28, 2015.

10.2*§	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and John J. Rydzewski, dated September 28, 2015.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

