Form 10-K
period 2015-12-31
Enumeral Biomedical Holdings, Inc.
filed 2016-03-30
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the OTCQB at the close of business on June 30, 2015, was approximately $25,086,500. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 52,073,481 shares of common stock are issued and outstanding as of March 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

OTHER PERTINENT INFORMATION

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Enumeral Biomedical,” the “Company,” “we,” “us” and “our” refer to Enumeral Biomedical Holdings, Inc., and its wholly-owned subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation; and references to “Enumeral” refer to Enumeral Biomedical Corp.

Unless specifically set forth to the contrary, the information which appears on our website at www.enumeral.com is not part of this Annual Report on Form 10-K.

PART I

ITEM 1.      BUSINESS.

Description of Business

Overview

We are a biopharmaceutical company focused on discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. We utilize a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. Our initial focus is on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immuno-modulatory receptors.

The concept of stimulating the immune system to fight cancer was first advanced more than a century ago, but it is only recently that the field of immuno-oncology has seen clinical success, with marketing approvals being granted for antibodies that block CTLA-4 (Yervoy® (ipilimumab)) and PD-1 (Keytruda® (pembrolizumab) and Opdivo® (nivolumab)). Use of these drugs has established that durable anti-tumor responses can be elicited in some patients by blocking the checkpoints that normally suppress the human immune response against cancer cells. The success of these drugs suggests that immuno-oncology may fundamentally alter the course of cancer treatment.

In our lead antibody program, we have characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. We have identified two antagonist PD-1 antibodies that inhibit PD-1 activity in different ways. The distinction is that one of the antibodies (ENUM 388D4) blocks binding of the ligand PD-L1 to PD-1, while the other antibody (ENUM 288C4) does not inhibit PD-L1 binding. However, both display activity in various biological assays. In addition to our PD-1 antibody program, we are developing antibody drug candidates for a number of immunomodulatory protein targets, including TIM-3, LAG-3, OX40, TIGIT, and VISTA. We are also pursuing several antibody programs for which we have not yet publicly disclosed the targets.

Our proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT, is a microwell array technology that detects secreted molecules (such as antibodies and cytokines) and cell surface markers, at the level of single, live cells – and enables recovery of single, live cells of interest. The platform technology can be used to achieve at least three separate, but complementary, objectives. First, we use the platform to rapidly produce antibody libraries with high diversity. Second, the platform has the potential to guide rational selection of lead candidates derived from these libraries, through characterization of immune function at the level of single cells from human biopsy samples. Third, it has the potential to identify patients more likely than others to benefit from treatment with a given therapeutic antibody. Thus, our platform is a multipurpose tool that is valuable for activities ranging from antibody discovery to target discovery to patient stratification in clinical development. The platform yields multidimensional, functional read-outs from single live cells, such as tumor infiltrating lymphocytes, or TILs, from human tumor biopsy samples, and it enables us to examine the responses of different classes of human immune cells to treatment with immuno-modulators in the context of human disease, as opposed to animal models of disease. Consequently, we call our approach The Human Approach®.

To date, our proof-of-concept corporate collaborations have provided modest revenues. However, our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond June 2016.

Our near-term capital needs depend on many factors, including:

•	our ability to carefully manage our costs;

•	the amount and timing of revenue received from grants or our collaboration and license arrangements; and

•	our ability to raise additional capital through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements, and/or our success in promptly establishing a strategic alternative that is in our stockholders’ best interests.

At December 31, 2015, we had cash and cash equivalents totaling approximately $3.6 million, excluding restricted cash. As of the date of this filing, we believe we have sufficient liquidity to fund operations through June 2016. We are currently exploring a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to preserve or raise additional capital through one or more of the means listed above prior to the end of June 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. See Item 1A. - “Risk Factors.”

Our Strategy

In general, our strategy is to exploit our proprietary platform technology to accelerate the discovery and development of monoclonal antibodies, for the treatment of cancer and other diseases. Key elements of our strategy include:

•	Integrating primary cell screening of our high diversity antibody libraries with cellular response profiling – both made possible by our proprietary platform technology. Our platform enables us to screen high-diversity mammalian cell libraries at the single cell level, in antibody discovery; and to examine rare immune cells in human biopsies to understand how different cell types respond to treatment with targeted immuno-modulators. Eventually, our platform may enable us to identify which patients are more likely to benefit from such treatments. We are currently pursuing this approach against a number of immunomodulatory protein targets, including PD-1, TIM-3, LAG-3, OX40, TIGIT, and VISTA.

•	Advancing our PD-1 program (referred to internally as ENUM003). We are conducting pre-clinical characterization of certain PD-1 antibodies, using ex vivo human tissues, with the aim of generating next generation PD-1 antagonists for use in treating cancer. We have identified two anti-PD-1 antibodies that bind to different locations on the PD-1 target. We refer to these antibodies as ENUM 388D4 and ENUM 244C8, or simply 388D4 and 244C8. Our antibody 388D4 is a PD-1 antagonist that blocks binding of PD-L1 to PD-1. Our antibody 244C8 is a PD-1 antagonist that inhibits PD-1 function without blocking binding of PD-L1 to PD-1. We are exploring ways in which one or both of these antibodies might be used to develop desirable new PD-1 antibody-based therapies. We have preliminary evidence that 244C8 activates T cell function in a way distinct from currently marketed anti-PD-1 therapies. Through ex vivo assays performed on tumor biopsy samples, we are exploring the possibility that 244C8 causes stimulation of both adaptive (T cell) and innate (dendritic cell) function.

•	Future Collaborations. We seek to collaborate with companies advancing therapies that might provide superior patient benefit when combined with an immunotherapy. We believe such collaborations will enable us to improve and accelerate product development, regulatory approval, and commercialization of novel immuno-modulators from our pipeline. Such collaborations might involve antibodies, peptide therapeutics, cell therapies, or other therapeutic approaches. In addition, we seek collaborations with key opinion leaders in academic and clinical institutions to conduct preclinical, translational and investigator-sponsored studies involving our proprietary molecules.

Our Programs

Anti-PD-1 Immunotherapy

Our lead program involves antibodies against the “Programmed Cell Death” receptor, commonly known as “PD-1.” Our PD-1 program has yielded twenty-five families of PD-1 antibodies. We are conducting functional characterization of our lead antibodies, using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that have anti-tumor functions.

We have employed ex vivo methods to examine how TILs derived from human lung biopsies respond to various PD-1 antibodies. Measurements include production of interferon gamma (IFNγ), which is a cytokine indicative of T cell activation. We have found that approximately half of assayed biopsies harbored TILs responsive to different PD-1 antibodies. We have also found that TILs isolated from lung tumor biopsies that display elevated TIM-3 expression levels have lower responsiveness to the effects of PD-1 antibodies in ex vivo assays.

Our two lead PD-1 antibodies, 388D4 and 244C8, both enhance T cell function through reversal of PD-1-dependent immunosuppression, but they appear to act on PD-1 through different mechanisms. Antibody 388D4 blocks binding of PD-L1 to PD-1 (as do the currently-marketed PD-1 antibodies), while 244C8 does not block binding of PD-L1 to PD-1. Using TILs derived from human lung biopsy samples, we have performed experiments comparing the activities of 244C8 and a currently marketed PD-1 antibody, in reversing T cell exhaustion. In some experiments, 244C8 has appeared to restore T cell function to a higher level than did a currently-marketed PD-1 antibody, which we used as a comparator. We have also presented research results in which 244C8 has appeared to elicit cytokine secretion from cell types associated with innate immunity. Results from other experiments are consistent with the observed pattern of cytokine secretion being dependent on the activity of CD40L, a receptor involved in T cell engagement with dendritic cells, which are involved in anti-tumor immunity.

Despite the clinical breakthroughs achieved with the currently marketed PD-1 antibody drugs, OPDIVO® (nivolumab) and KEYTRUDA® (pembrolizumab), those drugs are not effective in all patients, or in all cancers. We hope to develop anti-PD-1 treatments for certain solid tumor indications, where effective therapies do not exist.

The remarkable diversity of PD-1 antibodies obtained by using our platform to screen individual primary B cells from mouse strains that possess fully intact immune systems is illustrated by the dendrogram in Figure 1. Bioinformatics analysis clusters these sequences into “families” of antibodies, based on sequence relatedness. The twenty-five families in the dendrogram are the pool from which our initial candidates have been selected for further testing and optimization. We included published sequences of various commercial and development-stage antibodies in our bioinformatics analysis. This analysis shows that our screening has identified not only antibodies similar to those described previously, but also a large number of less closely related families.

Figure 1: Dendrogram representing discovered sequences and associated “families” of antibodies in our PD-1 program. Data presented are relatedness of different antibodies based on amino acid sequences predicted by recovered variable region heavy chain genes. Sequence identifiers are our internal designations (highlighted by the blue boxes), and additional sequences representing antibodies commercialized or in development with other companies (highlighted by the red boxes).

After DNA cloning and sequence analysis, antibodies selected from different families underwent further analysis. Following recloning into expression constructs and purification, confirmatory testing was performed to determine whether the antibodies bind to PD-1 expressed on the surface of cells. Following selection of antibodies that met rigorous binding criteria, and passed initial characterization, a smaller group of antibodies underwent further testing and selection. Our antibody characterization included standard measurements of biochemical properties, and evaluation in appropriate preclinical studies. Figure 2 shows data for three therapeutic antibody candidates (and one control) binding to cynomolgus monkey PD-1.

ENUM 003 Antibody Binding to NHP PD-1

Figure 2: ELISA results showing binding confirmation to cynomolgus monkey PD-1. These measurements are the first step prior to primate toxicity studies.

Figure 3 shows the results of testing of two of our PD-1 antibodies for activity in restoring immune function of human peripheral blood mononuclear cells, or PBMCs, in the presence of PD-L1, a PD-1 ligand. In this test, human PBMCs were activated and then exposed to PD-L1, which binds to PD-1, thereby suppressing immune function of the cells. IFNγ secretion was used as an indicator of immune function. In this particular experiment, PD-L1 treatment caused IFNγ levels to decrease to 14% of the level in the untreated controls. After PD-L1 was added, a therapeutic antibody candidate, or a commercially available anti-PD-1 reagent antibody was added. The number of secreting cells was measured as an index of immune function restoration. In this test, the commercial antibody restored IFNγ secretion to 34%, antibody ENUM A10 restored secretion to 56%, and antibody ENUM C8 restored secretion to 41% of the control level.

Figure 3: Reversal of PD-L1-based suppression of T cell function.

In order to elucidate mechanisms of action, and to develop a next generation PD-1 antibody, it is important to know not only that the antibody binds to PD-1, but also to understand which cell types the binding modulates in human patients. We believe the ability of our platform to discriminate among cell types can be used to identify candidates that elicit an immune response associated with anti-tumor activity. This is an important advantage of The Human Approach. In addition, we believe that integrating ex vivo analysis of human tissues, at the level of single cells, will not only improve our chances of developing best-in-class therapeutics as single agents, but that it also will improve our chances of identifying rational immunotherapy combinations for testing in human clinical trials.

Figure 4 illustrates how data from our platform can be used to classify human cell types in terms of cellular function. Figure 4 is based on measurements of secretory activity of mucosal cells from biopsy tissue, along with the identified lineage of the functional cells. In particular, these data relate to secretion of the effector cell cytokine IL-2, specifically looking at cells expressing PD-1 and TIM-3. These markers are expressed on multiple cell types, and in some cases are co-expressed on the same cell types. This type of information can help improve our understanding of cancer disease mechanisms, and mechanisms of action of anti-cancer drugs. In turn, this understanding can be used to identify which cellular responses are desirable, in the search for improved drugs.

Figure 4: Distribution of cytokine secretion and cell lineage in a human mucosal biopsy sample from a CRC (colorectal cancer) tumor.

In order to test the effect of our two lead PD-1 antibodies on tumor growth, we conducted a study using a patient-derived tumor (PDX) model on humanized NSG (NOD scid gamma) mice, which are engineered to allow for in vivo study of human T cell response. This enabled in vivo testing of our PD-1 antibodies. Seventy-five humanized NSG mice were implanted with a lung tumor PDX derived from a patient with metastatic non-small cell lung carcinoma (LG1306). The mice were randomized into five cohorts (n=12 per group). Dosing and analyses were done according to scheme. As shown in Figure 5 below, 388D4 and 244C8 displayed significant in vivo anti-tumor activity when tested in a non-small cell lung cancer (or NSCLC) PDX model.

Figure 5: Tumor growth inhibition by ENUM 388D4, ENUM 244C8, pembrolizumab, and vehicle control. Lung tumor PDX (LG1306) growth was measured by tumor volume (error bars = 95% Confidence Interval).

We think The Human Approach can help inform our clinical development plan for an anti-PD1 monotherapy, based on results from our ongoing preclinical evaluations. One possible clinical goal would be to develop a PD-1 inhibitor that will yield response rates higher than those obtained with existing anti-PD-1 therapies, in approved indications. This could be tested in phase Ib/II clinical trials by enrolling Keytruda® and Opdivo® treatment failures among the patients dosed. Alternatively, or concurrently, a PD-1 antibody drug candidate might be developed in new indications with unmet clinical need, where currently marketed PD-1 inhibitors are not being developed.

Figure 6 summarizes results from recent experiments to test the ex vivo effect of antibody 244C8 on lung biopsy tissue. Collectively, the data in Figure 6 constitute a cytokine signature that we think is consistent with antibody 244C8 eliciting activation of innate immunity.

Figure 6: Ex vivo cytokine production in NSCLC tumor biopsy consistent with focal activation of both innate and adaptive anti-tumor immunity.

Figure 7 below shows results from a CMV (cytomegalovirus) recall assay involving blockade of PD-1 with antibody 244C8 and blockade of the CD40 ligand with a CD40 ligand antibody. These results are consistent with 244C8-based PD-1 blockade potentiating both T cell activation and antigen presenting cell (APC) activation.

Figure 7: CMV recall assay with 244C8-based PD-1 blockade with or without blockade of CD40 ligand.

We have also conducted experiments in which our anti-PD-1 antibodies appeared to be effective in reversing T cell suppression in ex vivo assays. This activity was evident from increased secretion of interferon gamma and increased expression of the IL-2 receptor alpha chain (CD25), both of which are hallmarks of T cell activation. In other studies, individual cells isolated from a human melanoma tumor biopsy were identified and characterized using our cell profiling technology. These cells were selected on the basis of functional properties, and their T cell receptor (TCR) genes were cloned and sequenced. Thus, TCR specific sequences were associated with specific cellular functions at the single cell level.

Anti-TIM-3 Immunotherapy

In early 2015, we initiated screening for antibodies against the “T Cell Immunoglobulin and Mucin Protein 3,” commonly known as TIM-3. This program (designated internally as ENUM005) has yielded 42 families of TIM-3 antibodies, which represent high diversity with respect to sequence relatedness. Our lead selection work in this program is ongoing. Figure 8 below is a dendrogram that illustrates the sequence diversity of our TIM-3 antibodies, in relation to each other, and in relation to TIM-3 sequences published by third parties. We have chosen clones from ten different families for scale-up. In addition to biophysical characterization, we are conducting functional characterization of potential lead antibodies, in cell based assays.

Figure 8: Dendrogram representing discovered sequences and associated “families” of antibodies in our TIM-3 program. Data are represented in terms of relatedness of different antibodies, based on amino acid sequences predicted by recovered variable region heavy chain genes. Sequence identifiers are our internal designations.

Figure 9 below shows the results of an experiment to measure human T cell stimulation by five of our TIM-3 antibodies, following suboptimal CD3/CD28-based stimulation of human donor PBMCs. In this experiment, the tested antibodies displayed greater potency than a commercial reagent TIM-3 antibody (F38-2e2), as well a negative (isotype) control mIgG1.

Figure 9: Stimulation of T cell activation by Enumeral TIM-3 antibodies.

Figure 10 below shows the results of an ex vivo experiment performed with biopsy material from a human NSCLC tumor containing TILs that were refractory to (not activated by) PD-1 blockade. The Enumeral TIM-3 antibody tested here displayed activity in restoring T cell effector function to the PD-1 blockade-refractory TILs.

Figure 10: Enumeral TIM-3 antibody activates PD-1 blockade-refractory NSCLC TILs ex vivo.

Our future plans for our PD-1 and TIM-3 programs, as well as our other antibody programs described below, will depend on our ability to raise additional capital through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements, and/or our success in promptly establishing a strategic alternative that is in our stockholders’ best interests.

Other Antibody Programs

In addition to our PD-1 program (ENUM003) and TIM-3 program (ENUM005), we have several other antibody programs, including OX40 (ENUM004), LAG-3 (ENUM006), VISTA (ENUM007), and TIGIT (ENUM009). We are also pursuing several antibody programs for which we have not yet publicly disclosed the targets.

•	LAG-3 (ENUM006). LAG-3 (also known as CD223) is believed to be a negative immunomodulatory receptor expressed on T cells and NK cells that mediate tumor lysis. Our objective for the ENUM006 program is to generate therapeutic antibody candidates that block the interaction of LAG-3 on effector cells with cognate ligand in tumors. We initiated screening for ENUM006 in early 2015, and we have isolated the immunoglobulin (Ig) genes from antigen positive B cells.

•	OX40 (ENUM004). OX40 is believed to be a key activating immunomodulatory receptor expressed on CD8+ T cells, NK cells, NK-T cells and neutrophils. Our goal for the ENUM004 program is to identify therapeutic antibody candidates that can enhance activation of immune effector cells. We initiated screening for ENUM004 in the first quarter of 2015, and isolated Ig genes from recovered B cells. We are currently conducting a second immunization with a cell-based antigen presentation.

•	VISTA (ENUM007). VISTA (also known as PD-L3) is believed to be a negative immunomodulatory receptor expressed on lymphoid and non-lymphoid cells. Our objective for the ENUM007 program is to generate therapeutic antibody candidates that block the interaction of VISTA with cognate ligand on effector T cells. We initiated screening for ENUM007 in 2015, and screening efforts are ongoing.

•	TIGIT (ENUM009). TIGIT is believed to be a negative immunomodulatory receptor expressed on lymphoid cells. Our objective for the ENUM009 program is to generate therapeutic antibody candidates that can block the interaction of TIGIT (on NK or T cells) with cognate ligand on accessory cells. We have completed an immunization with a cell-based antigen presentation.

Our Proprietary Platform Technology

In our drug discovery programs, our platform enables us to use primary cells from fully intact immune systems in various strains of mice (or other species) for antibody screening. As discussed in the Antibody Discovery section below, using primary cells from a fully intact immune system provides a significant advantage over established technologies such as phage display and mouse strains genetically engineered to produce human antibodies, because those technologies place certain limits on recovery of functional antibody diversity.

Our platform is built around a proprietary microwell array chip, which contains 84,672 spatially addressable sub-nanoliter microwells. Our microwell array chips are manufactured exclusively for us by a third-party provider, using custom molds and industrialized processes. In conjunction with the microwell array chips, we employ commercial laboratory equipment and proprietary software to create an integrated system.

Using this system, we can analyze cells from various sources, including human peripheral blood mononuclear cells (PBMCs), bone marrow, tumor biopsy, mucosal biopsy, and cerebrospinal fluid (CSF). Figures 11A and 11B below illustrate the three major elements of our platform:

1)	Cell culture or cell handling, which includes preparation (or dissociation) of cells from primary tissue samples. Our system generally avoids complex cell handling processes. This provides for rapid measurements involving fragile, individual live cells (element 2, below), which can be difficult with technologies other than ours.

2)	Measurement of cellular functioning at the level of single cells, including independent identification of cell surface markers and secreted proteins, such as antibodies and cytokines; and

3)	Retrieval of individual cells, after which they can be subjected to molecular analyses such as reverse transcription polymerase chain reaction, or RT-PCR, RNA sequencing, and other molecular biological methods. These data link cell type (surface markers), and cell function (identified by secretion), to underlying genomic information. We believe that without our platform, this linkage of information at the single cell level would be difficult or impossible to achieve with cell-limited biopsy material from human patients.

The microwells containing individual cells allow for rapid and sensitive detection of secreted factors, and eliminate the need for common procedures such as cell proliferation (for example, Enzyme-Linked ImmunoSpot Assay, or ELISPOT), cell fusion (hybridoma techniques), and cell sorting and enrichment (such as fluorescence activated cell sorting, or FACS, and B cell cloning), all of which can bias results.

Cell Loading

Simple pipetting step achieves desired cell density, e.g. single cell occupancy	Secreted proteins bind to capture antibodies on cover slide	Spatially-registered custom protein microarray allows identification of cells with desired functionality for recovery

Figure 11A: Platform Overview

Cells are loaded directly on the microwell array without manipulations that could lead to loss of cellular function or viability. This process effectively preserves the entire original population of cells for analysis. Loading is rapid, which is critical for analysis of live primary cells derived from limited biopsy materials. A glass cover slide treated with commercially available capture reagents specific to secreted proteins of interest is sealed across the top of the chip. Multiple capture reagents can be used at the same time. We routinely analyze four secreted factors in parallel, across the entire cell population. The sealed chip is incubated (usually between 2 and 6 hours). Proteins secreted in each microwell during the incubation period are captured on the slide. This yields a spatially registered protein array corresponding to each position (microwell) on the chip.

Analysis & Recovery

Figure 11B: Platform Overview

The cover slide is treated with conventional fluorescently-labeled detection reagents, and array scanners are used to identify proteins secreted from individual cells. In parallel, the cells are labeled with reagents specific for cell surface protein markers and examined through high-speed multiplexed imaging cytometry to determine cell lineage. Data are integrated to produce independent, unbiased measurements of lineage and function for the cells within each microwell. Based on this information, cells are retrieved by automated micromanipulation. Ongoing research and development efforts aimed at automation of all steps in our platform process are currently being supported by our Phase II research contract from the National Cancer Institute.

Antibody Discovery

Our antibody discovery programs exploit our proprietary, high diversity antibody libraries by screening primary cells from murine tissues such as splenocytes or bone marrow cells, following target-specific immunizations that are performed exclusively for us by a third party. In contrast to the limited diversity of human antibodies from transgenic mouse platforms, we employ multiple mouse strains with intact, fully diverse murine immune systems, and we use multiple adjuvants during our immunization campaigns. This avoids loss in the natural diversity of the antibodies produced in the mouse for antibody screening and selection. Our platform enables direct screening of antibody-secreting cells without any requirement for intervening cell fusion, enrichment or sorting. This direct screening enables the exceptional degree of antibody diversity provided by our system.

In our screening process, after secretion and capture of the antibodies, we measure the isotype, amount secreted, target specificity, and relative target affinity. This information is used to derive a priority list for retrieval of individual cells that secreted the antibodies. Cells are retrieved using an automated commercial system customized to our platform and the genes encoding the secreted antibodies are cloned through single cell RT-PCR protocols which we have optimized. Our standard procedures can result in approximately 80% recovery of paired heavy-chain and light-chain genes. Figure 12 illustrates the binding of a secreted antibody to a functionalized cover slide in the context of antibody discovery.

Figure 12: Detection of antibody secretion events from single cells.

Figure 13 below illustrates the detection of secreted antibodies specific for a target of interest captured on the cover slide, showing parallel detection of both antibody (Ig+) and target (Ag+) positive signals, indicating cells producing antibodies which bind to the target of interest.

Figure 13: Antibodies secreted from single cells screened for binding to an antigen target.
Each colored square in the photo micrographs at right is 50 microns on each side.

The design of our proprietary microwell array provides for spatial registration of the secreted antibodies with the microwell containing the secreting cells. This enables retrieval of specific cells of interest. After cloning and sequencing of the antibody genes, bioinformatics analysis enables classification of the antibodies into “families.”

Cellular Response Profiling

Cellular response profiling is what we call our analysis of human tissue samples to measure specific functions of individual cells, and to elucidate how cells in the human immune system respond to a given set of circumstances. As illustrated in Figure 14, we can measure the frequency and functional status of tumor-infiltrating lymphocytes to generate a functional immune “signature.” Such signatures might be generated, for example, using biopsies from patients that have responded to a particular treatment, and compared to signatures generated using biopsies from non-responders. This primary biopsy-based approach also can be used to compare among a series of antibody drug candidates, to profile the immune responses they elicit ex vivo, and to facilitate selection of those with the best immune modulation properties. Single-cell functional profiling enables simultaneous and unbiased analysis of cellular parameters from individual cells within the same population of cells, including antibodies, cytokines, other proteins, and cell lineage.

Figure 14:  Profiling of human tissue samples for immunological signatures.

Certain of our methods for profiling of immune cells in the tumor microenvironment were developed under a Phase I Small Business Innovation Research contract with the National Cancer Institute in 2012. These Phase I efforts focused on characterizing the performance of our platform technology and generation of multiplexed immunological data from mucosal biopsy samples. We generated data from the primary human tissue (gut mucosa) of patients with colorectal cancer (CRC). In these studies, we examined diseased tissue (tumor), as well as normal (adjacent) tissue from each patient studied. The data demonstrated that matched normal and tumor tissues showed similar secretion levels of immunoglobulin (Ig), and notable differences in the secretion of certain cytokines.

We believe that there are measurable differences in how cells in the human immune system respond to different antibodies, even when those antibodies bind the same target (e.g., PD-1). A composite of those differences, as measured at the level of single cells, is what we call a cellular response profile. The differences in cellular response profiles may translate into differences in how certain patients respond to certain therapies.

Cellular response profiling is a versatile method that can be employed in various ways. Cellular response profiling complements our antibody programs. Once a desired cellular response profile has been defined, testing of human tissue samples on our platform can support either (or both) of two different courses of action: (1) screening for patients with tumors that display a cellular response profile indicating suitability for treatment with a particular drug; or (2) screening for antibodies that elicit a desired cellular response profile in samples from different patient subpopulations, i.e., screening for an antibody that produces higher initial response rates. Whether screening antibodies or screening patients, the concept and principles are the same. Accumulated data from cellular response profiling may lead to valuable insight into details of the mechanisms of action of different antibodies in different tissues or disease indications. In turn, this may guide selection of particular drug combinations for testing in clinical trials. These points are illustrated by our studies using ex vivo TIL analysis in our PD-1 and TIM-3 programs, as described above.

Collaborations

Merck

In December 2014, we entered into a collaboration with Merck Sharp & Dohme Corp., or Merck. Pursuant to our study agreement with Merck, we are conducting a specified research program using our platform technology to identify functional response of single cell types in colorectal cancer in the presence or absence of Merck’s proprietary immunomodulatory receptor (IMR) modulators. In February 2016, we and Merck subsequently amended the work plan under the study agreement to include non-small cell lung cancer tissue samples.

In this collaboration, Merck is reimbursing us for the cost of performing the work specified in the agreement, for up to a specified number of full time employees, at an agreed annual rate. In addition, Merck will make certain milestone payments to us upon the completion of specified objectives set forth in the Merck agreement and related work plan. In September 2015, we announced the achievement of the first milestone. Merck retains ownership of the results generated from the studies on the IMR modulators identified by Merck, and we retain a royalty-free, non-exclusive, non-sublicensable license to use the study results for our own internal research purposes.

National Cancer Institute (NCI)

We previously completed a Phase I research contract with the NCI to analyze B- and T-cells (at the single cell level) in parallel with cell surface markers in both diseased and healthy intestinal tissue samples from patients with colorectal cancer. This work demonstrated our capabilities in measuring samples with limited numbers of cells, such as pinch biopsies. Our final report was accepted in November 2013.

The Phase I contract provided for funding the development of assays and capabilities that our scientific team continues to use in our internal programs. An example of this is profiling human mucosal tissues, which we believe will be highly relevant in cancer immunotherapy development and, potentially, in autoimmune and inflammatory diseases as well. These capabilities may provide the basis for other collaborations.

In September 2014, we were awarded a Phase II Small Business Innovation Research contract from the NCI for up to $999,967 over two years. As part of this Phase II contract, we are developing and deploying an automated prototype system for human tissue immuno-oncology profiling at the Ragon Institute of Massachusetts General Hospital, MIT and Harvard University and also at Memorial Sloan Kettering Cancer Center. At the Ragon Institute, we are collaborating with the laboratory of Douglas S. Kwon, M.D., Ph.D., whose research focuses on the immunology of mucosal surfaces and tissues, which are home to between sixty and ninety percent of the human body’s lymphocytes. At Sloan-Kettering, we are collaborating with the laboratory of Jedd D. Wolchok, M.D., Ph.D., who played an important role in the clinical development of Yervoy® (ipilimumab) and Opdivo® (nivolumab).

M.D. Anderson

In January 2016, we entered into a collaborative research and development agreement with The University of Texas M.D. Anderson Cancer Center, or MDACC. Under this agreement, we and MDACC plan to collaborate on the discovery and development of novel monoclonal antibodies against selected targets in immuno-oncology, utilizing our antibody discovery and immune profiling platform and MDACC’s preclinical and development expertise and infrastructure.

We and MDACC will share the costs of research and development activities necessary to take development candidates through successful completion of a Phase I clinical trial. The agreement provides for a structure whereby we and MDACC are each granted the right to receive a percentage of the net income from product sales or any payments associated with licensing or otherwise partnering a program with a third party.

The agreement contemplates that, in conjunction with the research and development activities, either we or MDACC will seek to enter into licensing transactions with third parties to engage in development or commercialization activities involving the identified antibodies, subject to approval by the other party. We and MDACC also have the option of continuing collaboration efforts into advanced development and commercialization, with one party taking the lead, and both parties sharing costs equally.

We and MDACC each has the right to opt out and cease further funding of future collaboration activities with respect to a collaboration antibody at specified stages, provided that a party which elects to opt out may continue to be responsible for certain expenses incurred prior to such election. A party that exercises its opt out right will also have its percentage of net income from product sales or payments associated with such collaboration antibody program adjusted in accordance with the terms of the agreement.

Intellectual Property

From MIT, we have in-licensed a patent portfolio (which includes patents owned by Harvard or co-owned by MIT and The Whitehead Institute, or MIT and Massachusetts General Hospital) that we refer to as the Platform Portfolio. It broadly covers our platform technology in the United States, and also covers certain aspects of it in certain foreign countries. The license, referred to as the Platform License, gives us exclusive worldwide rights under patents and patent applications covering the platform technology. The Platform License provides us with worldwide rights under the Platform Portfolio, in all fields of use. This enables us to use the platform in drug discovery and development (including partnered programs), and the right to commercialize its application for purposes such as diagnostics. The Platform License obligates us to achieve certain diligence milestones within certain time frames.

The Platform Portfolio protects our platform technology through eight issued U.S. patents that cover various aspects of the platform technology, including the microarray apparatus, microarrays with micro-channels, a method of capturing products secreted from single cells, a method of making a microarray of secreted antibodies, microarray methods for screening antibodies, single cell cytotoxicity assays, methods of immuno-profiling, and methods of performing RT-PCR from single cells. There are also corresponding issued patents or pending applications in certain foreign jurisdictions. The basic patent coverage of our platform technology in the United States will expire in 2027. The U.S. patent on microarrays with micro-channels will expire in 2029.

We have begun to build our own patent portfolio to protect our novel antibodies and other inventions. In December 2014, we filed two provisional patent applications of which we are the sole owners. One application covers a method of using our platform for rapid identification of compounds that elicit specific, desired cellular response profiles. The second application covers novel PD-1 antibodies (and their therapeutic use), which were identified using our platform, and tested in cell-based assays. The application covers 26 individual heavy chain variable sequences and 27 individual light chain variable sequences, as well as matched pairs of heavy and light chains. Both of these provisional applications were updated and re-filed as non-provisional applications in December 2015. In addition, in March 2016 we filed a new provisional patent application that covers our TIM-3 antibodies. As we discover additional antibodies against selected therapeutics targets, we plan to file patent applications covering those antibodies and their therapeutic uses. We also plan to file patent applications that cover novel research tools and methods that we discover, and any improvements that we make in the platform technology. For example, in March 2016, we filed a new patent application covering certain small accessories that we designed to facilitate processing and imaging of microwell arrays. In addition to filing and prosecuting patent applications in the United States, we plan to file counterpart applications in Australia, Canada, Europe, Japan, and additional jurisdictions, in cases where we think such filings are likely to be cost-effective and important to our business objectives.

For some aspects of our proprietary technology, trade secret protection is more suitable than patent protection. For example, certain proprietary bioinformatics software, methods and databases, which enable us to store, analyze and interpret the large volume of data generated from our platform technology, are protected as trade secrets.

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of immunotherapy and oncology, and they have obtained, or may obtain in the future, patents potentially relevant to our business. In order to identify and mitigate the risk of third party intellectual property conflicts, we conduct freedom-to-operate studies, and where appropriate, we obtain opinion of counsel, as an ongoing part of our business operations. We are aware of certain third party patents that contain broad claims potentially relevant to certain therapeutic uses of our PD-1 antibodies. We also are aware of certain third party patents that contain claims potentially relevant to other antibodies (against other targets) in our pipeline, and certain uses of those antibodies. Based on our analyses, if any claims in these patents were asserted against us, we do not believe our activities would be found to infringe any valid claim.

From time to time, we may find it necessary or prudent to obtain licenses from third party patent owners. Where licenses are available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, we may use the results of our freedom-to-operate studies to guide our early stage research away from areas where we are likely to encounter obstacles in the form of third party intellectual property. We strive to identify potential third party intellectual property issues in the early stages of research in our programs in order to minimize the cost and disruption of resolving such issues. In some cases, otherwise potentially relevant third party patents will expire before marketing approval by the U.S. Food and Drug Administration is likely to have been granted. In such instances, under U.S. law, our pre-clinical and clinical activities are exempt from claims of patent infringement. This exemption is sometimes called the “safe harbor” provision of U.S. law.

The Merger and Related Transactions

Overview

We were incorporated in Nevada as Cerulean Group, Inc. on February 27, 2012, and converted to a Delaware corporation on July 10, 2014. Our original business was to develop and operate a website for self-travelers and backpackers that would allow a person with access to the Internet to build an itinerary and plan a trip. Prior to the Merger (as defined below), our Board of Directors determined to discontinue operations in this area to seek a new business opportunity. As a result of the Merger, we acquired the business of Enumeral and changed our name to Enumeral Biomedical Holdings, Inc.

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

On July 31, 2014 (the “Closing Date”), our wholly owned subsidiary, Enumeral Acquisition Corp. (“Acquisition Sub”) merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Enumeral stock was converted into shares of our Common Stock, as described in more detail below.

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), we transferred all of our pre-Merger operating assets and liabilities to our wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (“Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Merger majority stockholder, and our former sole officer and director (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our Common Stock held by such stockholder (which were cancelled and resumed the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and transactions effected pursuant to the Split-Off Agreement, we discontinued our pre-Merger business and acquired the business of Enumeral, and will continue the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc. On the Closing Date, we changed our fiscal year from a fiscal year ending on October 31 of each year to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

Also on the Closing Date, we closed a private placement offering (the “PPO”) of 21,549,510 Units of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). Additional information concerning the PPO and PPO Warrants is presented below under “—The Merger and Related Transactions—the PPO” in this Item 1.

Merger Agreement

On the Closing Date, Enumeral Biomedical, Acquisition Sub and Enumeral entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), which closed on the same date.  Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Enumeral, which was the surviving corporation and thus became our wholly-owned subsidiary.

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

The Merger Agreement provided certain anti-dilution protection to our Common Stock holders immediately prior to the Merger (after giving effect to the Split-Off), in the event that the aggregate number of Units sold in the PPO after the final closing thereof were to exceed 15,000,000. Accordingly, based on the final amount of gross proceeds raised in the PPO, we issued 1,690,658 additional shares of Common Stock to our Common Stock holders immediately prior to the Merger.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to indemnification provisions. Each of the stockholders of Enumeral as of the date of the Merger initially received in the Merger 98% of the shares to which each such stockholder is entitled, with the remaining 2% of such shares held in escrow for 18 months to satisfy post-closing claims for indemnification by us (“Indemnity Shares”).  The indemnification period expired on January 31, 2016 without any claims being made and all of the Indemnity Shares were distributed to the pre-Merger stockholders of Enumeral on a pro rata basis.  The Merger Agreement also contained a provision providing for a post-Merger share adjustment as a means for which claims for indemnity could have been made by the pre-Merger stockholders of Enumeral.  Pursuant to this provision, up to 500,000 additional shares (“R&W Shares”) of Common Stock could have been issued to the pre-Merger stockholders of Enumeral, pro rata, during the 18-month period following the Merger for breaches of representations and warranties by us.  The indemnification period expired on January 31, 2016 with no claims being made. The value of the Indemnity Shares and the R&W Shares issued pursuant to the foregoing adjustment mechanisms was fixed at $1.00 per share. The foregoing mechanisms were our exclusive remedies on one hand and the pre-Merger stockholders of Enumeral on the other hand for satisfying indemnification claims under the Merger Agreement.

The Merger was treated as a recapitalization for financial accounting purposes. Enumeral was considered the acquirer for accounting purposes, and our historical financial statements prior to the Merger have been replaced with the historical financial statements of Enumeral prior to the Merger in all filings with the SEC subsequent to the Merger.

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

Split-Off

Upon the closing of the Merger and under the terms of the Split-Off Agreement and a general release agreement, we transferred all of our pre-Merger operating assets and liabilities to the Split-Off Subsidiary. Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Olesya Didenko, our pre-Merger majority stockholder, and our former sole officer and director, in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our Common Stock held by Olesya Didenko (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities. All descriptions of the Split-Off agreement and the general release agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibits 10.1 and 10.2 hereto, which are incorporated herein by reference.

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

The investors in the PPO (for so long as they hold shares of our common stock) have anti-dilution protection on the shares of Common Stock included in Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) in the event that within two years after the closing of the PPO we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price lower than the Unit purchase price. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of Common Stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan and (c) other exempt issuances, as set forth in the PPO Subscription Agreement.

In addition, PPO Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have anti-dilution protection in the event that prior to the warrant expiration date we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price lower than the warrant exercise price, subject to exceptions for certain issuances, including but not limited to (a) shares of Common Stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan and (c) other exempt issuances, as set forth in the PPO Warrants.

In connection with the PPO, we agreed to pay our placement agents, EDI Financial, Inc. and Katalyst Securities LLC (the “Placement Agents”), a commission equal to 10% of the gross proceeds raised from investors in the PPO. In addition, the Placement Agents collectively received warrants to purchase 10% of the number of shares of Common Stock included in the Units sold in the PPO, provided, however, that the Placement Agents were not entitled to any warrants on the sale of Units in excess of 20,000,000, with a term of five (5) years and an exercise price of $1.00 per share (the “Agent Warrants”). Any sub-agent of the Placement Agents or certain individuals identified by us that introduced investors to the PPO were entitled to share in the cash fees and warrants attributable to those investors as described above. We also agreed to pay to the Placement Agents a cash fee on the amount that any person or entity contacted by the Placement Agents, in connection with the Offering, invested in us at any time prior to the date that was eighteen (18) months after the PPO. No such fee was earned or paid.

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

Registration Rights

In connection with the PPO, we entered into a Registration Rights Agreement, pursuant to which we have agreed to promptly, but no later than 90 calendar days from the final closing of the PPO, file a registration statement with the SEC (the “Registration Statement”) covering (a) the shares of Common Stock issued in the PPO, (b) the shares of Common Stock issuable upon exercise of the PPO Warrants, (c) the shares of Common Stock underlying the Agent Warrants, (d) up to 50% of shares of Common Stock issued in the Merger in exchange for the preferred and common stock held by the former stockholders of Enumeral prior to the Merger (the “Enumeral Stockholders”) who are not parties to a lock-up agreement (provided that any registered Enumeral Stockholder that purchased Units in the PPO having a purchase price equal to at least 50% of the total amount invested by such holder in Enumeral stock prior to the PPO, the Registration Statement will include 100% of shares of Common Stock issued in the Merger to an Enumeral Stockholder in exchange for Enumeral’s preferred and common stock held by such person) and (e) the True-Up Shares, if any (clauses (a) through (e), collectively, the “Registrable Shares”). We agreed to use commercially reasonable efforts to ensure that such Registration Statement is declared effective within 180 calendar days of filing with the SEC. The Registration Statement was filed on September 19, 2014 and declared effective on November 10, 2014. If we had been late in filing the Registration Statement or if the Registration Statement had not been declared effective within 180 days of filing with the SEC, we would have been required to pay the holders of Registrable Shares that have not been so registered, liquidated damages at a rate equal to 1.00% of the Offering Price per share for each full month that (i) we were late in filing the Registration Statement, (ii) the Registration Statement was late in being declared effective by the SEC or (iii) after the Registration Statement is declared effective, the Registration Statement ceases for any reason to remain continuously effective or the holders of the Registrable Shares are otherwise not permitted to utilize the prospectus therein to resell the Registrable Securities for a period of more than 30 consecutive trading days; provided, however, that in no event shall the aggregate of any such liquidated damages exceed 8% of the PPO offering price per share. No liquidated damages will accrue and accumulate with respect to (a) any Registrable Shares removed from the Registration Statement in response to a comment from the staff of the SEC limiting the number of shares of Common Stock which may be included in the Registration Statement (a “Cutback Comment”), or (b) after the shares may be resold under Rule 144 under the Securities Act or another exemption from registration under the Securities Act.

We are required to use commercially reasonable efforts to keep the Registration Statement “evergreen” for two years from the date it is declared effective by the SEC (i.e., November 10, 2016) or until Rule 144 is available to the holders of Registrable Shares who are not and have not been our affiliates with respect to all of their registrable shares, whichever is earlier.

Prior to the Merger, we were a “shell company” as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until twelve (12) months after the company (a) is no longer a shell company; and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve (12) months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports.  As a result, the restrictive legends on certificates for our Common Stock and Warrants cannot be removed (a) except in connection with an actual sale meeting the foregoing requirements or (b) pursuant to an effective registration statement.

The holders of Registrable Shares (including any shares of Common Stock removed from the Registration Statement as a result of a Cutback Comment) and the holders of our common stock prior to the Merger (but not holders of the shares issued to the stockholders of Enumeral in consideration for the Merger) will have two “piggyback” registration rights for such shares with respect to any registration statement filed by us following the effectiveness of the Registration Statement that would permit the inclusion of such shares, subject to customary cut-backs on a pro rata basis if the underwriter or we determine that marketing factors require a limitation on the number of shares of stock or other securities to be underwritten.

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

Composition of the Board; Voting Agreement

In connection with the Merger, the parties agreed that our Board of Directors will consist of seven members, as follows:

(i)	six directors nominated by Enumeral, who shall be composed of

(a)	John J. Rydzewski, Arthur H. Tinkelenberg, Allan P. Rothstein and Barry Buckland,

(b)	one of whom shall be a director nominated by Harris & Harris Group, Inc. (the “H&H” Director), who is reasonably acceptable to us and who initially was Daniel Wolfe, Ph.D., until Dr.Wolfe’s resignation from the board in July 2015 (the appointment of a new director to replace Dr.Wolfe is detailed below); provided, that the right of H&H shall cease at such time as the number of shares of Common Stock owned directly by H&H is less than five percent of the total number of shares of Common Stock outstanding, and

(c)	one additional person to be designated by the directors specified in clauses (a) and (b) above, who is initially Robert L. Van Nostrand (who was appointed on December 1, 2014), and

(ii)	one independent director who shall be nominated by Montrose Capital Limited and the Placement Agents, who is reasonably acceptable to us and who is originally Paul Sekhri (who was appointed on December 16, 2014).

In connection with Dr.Wolfe’s resignation from the board on July 30, 2015, the board appointed Robert J. Easton to serve as a director.

In connection with the Merger, certain of our stockholders (holding a majority of our common stock), including all of the investors in the PPO, all of our pre-Merger stockholders and certain of the Enumeral Stockholders (including all officers and directors and certain principal stockholders), entered into a Voting Agreement in which they have agreed to vote their Enumeral Biomedical stock to maintain the composition of our Board of Directors as described above.

The Voting Agreement will terminate two years from the date of closing of the Merger. All descriptions of the Voting Agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibit 10.10 hereto, which is incorporated herein by reference.

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger,” and Enumeral is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements prior to the Merger are those of Enumeral and are recorded at the historical cost basis of Enumeral, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Enumeral, historical operations of Enumeral and operations our company and our subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of our Common Stock pursuant to the Merger, a change in control of Enumeral Biomedical occurred as of the date of consummation of the Merger. Except as described in this Annual Report on Form 10-K, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of Enumeral Biomedical.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, and an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act of 2012. We believe that as a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Competition

The biotechnology industry, especially early-stage companies, is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. While we believe our technology, experience and scientific resources provide us with certain competitive advantages, we face actual and potential competition from various sources, including large, established pharmaceutical companies, emerging pharmaceutical and biotechnology companies (including companies specializing in immuno-oncology), academic institutions, governmental agencies, and public and private research institutions.

Many of the companies against which we are competing, or against which we are likely to compete in the future, have significantly greater financial resources and greater expertise in research and development, preclinical testing, clinical trials, manufacturing, regulatory affairs, and marketing than we do. We also compete with small and early-stage companies, particularly in our attempts to secure collaborative arrangements with large and established companies, and in our attempts to acquire technologies complementary to our programs. These companies also compete with us in recruiting and retaining qualified scientific and management personnel. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in some of our competitors.

Although we are an early-stage company focused on the discovery and development of novel therapeutics, and have not yet begun any clinical trials, we anticipate that any pharmaceutical products that we develop and commercialize in the future will face competition from existing therapies and from new therapies that become available. The key competitive factors affecting the success of those products, if developed and approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Human clinical trials are typically conducted in three sequential (and sometimes overlapping) phases:

•	In Phase I, the drug is administered to a small population of healthy human subjects or patients having the indication for which the drug is being tested. The primary purpose of Phase I is initial assessment of safety, although preliminary indications of effectiveness are sometimes sought.

•	In Phase II, the drug is administered to a somewhat larger, but limited, patient population. The primary purposes of Phase II are to obtain additional safety data, to assess effectiveness in patients with the relevant indication, and to obtain data concerning dosage and dosage regimen.

•	In Phase III, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites. The primary purposes of Phase III are to obtain additional data on safety and efficacy in a population large enough to permit rigorous statistical analysis of results, and to provide information such as a list of side effects, for use in drug labeling.

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

Employees

As of March 24, 2016, we employed six business executives and eleven scientists and other employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Available Information

We file reports and other information with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can find, copy and inspect information we file at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s Public Reference Room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.

We were incorporated under the laws of the State of Nevada as Cerulean Group, Inc. on February 27, 2012, and converted to a Delaware corporation on July 10, 2014.  We subsequently changed our name to Enumeral Biomedical Holdings, Inc.  Our principal executive offices are located at 200 CambridgePark Drive, Suite 2000, Cambridge, Massachusetts, 02140, and our telephone number is (617) 945-9146. Our Internet website is http://www.enumeral.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, research and development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this annual report on Form 10-K by reference.

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

We may not achieve profitability.

We have historically incurred operating losses and expect to continue to have negative cash flow from operations. As of December 31, 2015, we have accumulated losses of approximately $14.4 million. Our future profitability will depend on our ability to increase our revenues, which is subject to a number of factors, including our ability to successfully enter into collaborations with third parties, the success of our core platform technology and research and development efforts, our ability to compete effectively in a crowded field, availability of public funding through grants and other federal funds, the time required to reach commercial revenue and profitability, if at all, and global economic and political conditions.

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

Our fiscal year 2015 consolidated financial statements state that our recurring losses from operations and limited cash resources raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations, generating continued cash payments from partners under new or existing contracts and/or raising additional capital, such as through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements. In addition, our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our liquidity is highly dependent on our ability to obtain additional capital in the future. Our failure to raise new capital would impair our ability to both continue our current collaborations and develop new collaborative partnerships and could result in our failure to continue to operate as a going concern.

We need additional funding to continue our operations and meet our research and development, capital and general and administrative expenses. Such funding may not be available on favorable terms, if at all, and may be dilutive to our existing stockholders. Without modifications to our existing payment obligations or receipt of additional funding, our existing cash and other sources of liquidity may not be sufficient to fund our operations beyond June 2016. If additional capital is not available, we may have to further curtail our operations, or take other actions that could adversely affect our stockholders.

Our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond June 2016. At December 31, 2015, we had cash and cash equivalents totaling approximately $3.6 million, excluding restricted cash.

Our near-term capital needs depend on many factors, including:

•	our ability to carefully manage our costs;

•	the amount and timing of revenue received from grants or our collaboration and license arrangements; and

•	our ability to raise additional capital through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements, and/or our success in promptly establishing a strategic alternative that is in our stockholders’ best interests.

If we are unable to preserve or raise additional capital through one or more of the means listed above prior to the end of June 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

We will require additional capital to support operations and business growth, and such capital might not be available when needed or on terms satisfactory to us.

Continued investment will be needed to support our operations and business growth. Our future capital requirements will depend on a number of factors, including, but not limited to:

•	the size and complexity of, and continued scientific progress in, our research and development programs;

•	our entry into new partnerships, and the terms of such partnering agreements;

•	competing technological and market developments;

•	the time and expense of building and maintaining our patent portfolio and enforcing patent claims; and

•	the cost of conducting clinical development and commercialization activities and potentially in-licensing products, if it proves necessary to do so.

We intend to continue to make investments to support operations and business growth and will require additional funds to respond to business challenges, which may include the need to develop new products, conduct clinical trials (on our own or with our partners), enhance our operating infrastructure, and acquire complementary businesses and technologies. To continue to make such investments, we will likely need to obtain equity or debt financing or consummate a collaboration or licensing arrangement, or some other strategic transaction. However, such financing or potential transaction might not be available when needed or, if available, might not be available on terms satisfactory to us. From time to time, capital markets may experience periods of disruption and instability, which can contribute to worsening economic conditions that materially adversely affect broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and for small capitalization businesses such as ours in particular.

In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our shareholders. These securities may also be sold at a discount from the market price of our common stock. For example, the shares included in the Units and the warrants issued in connection with the PPO contain anti-dilution protection in the event that within certain specified time periods we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the Unit purchase price or the warrant exercise price, as applicable. The anti-dilution protection provisions apply to issuances within two years after the closing of the PPO in the case of the Units and, with respect to the warrants, prior to the warrant expiration date, in both cases subject to exceptions for certain issuances.

Additionally, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may make it more difficult for us to raise capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our operations and business growth and to respond to business challenges could be significantly impaired and there would be a material adverse effect on our business and financial condition.

If we are unable to raise capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

We rely on relationships with third parties for product development and commercialization, and those third parties could fail to perform as expected.

We believe that our success depends on developing and maintaining scientific and business relationships with other entities, including companies, academic institutions, and other organizations. Relying on such collaborative relationships entails risk to our future success because, among other things:

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

Successful development of products is uncertain.

Our development of future product candidates is subject to the risks inherent in the development of new biotechnology products, which include:

•	delays in research and development, clinical testing or manufacturing;

•	unplanned expenditures in product development, clinical testing or manufacturing;

•	failure in clinical trials or failure to receive and maintain regulatory approvals;

•	emergence of equivalent or superior products;

•	inability to manufacture product candidates on a commercial scale;

•	inability to market products due to third-party patent rights;

•	decisions by our partners not to pursue product development; and

•	failure to achieve market acceptance after regulatory approval.

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

We utilize our platform technology under an exclusive patent license agreement with the Massachusetts Institute of Technology. The term of the license agreement remains in effect until the expiration or abandonment of all issued patents and filed patent applications within the patent rights set forth in the agreement. The license agreement contains certain diligence obligations relating to research and development milestones, clinical milestones, and commercialization milestones. If we fail to achieve those milestones, we could lose certain rights under the license, or even lose the license entirely, which would have a material adverse effect on our business.

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

Claims that our platform technology or our products infringe third party patents might result in costly litigation

We cannot be certain that our platform technology, our products, or their respective use, do not infringe third party patents. Third parties might allege that we are infringing their patent rights and resort to litigation against us. Although we have conducted freedom-to-operate studies, it is possible that we have failed to identify relevant patents or applications. New patent applications in the United States and elsewhere are published approximately 18 months after their initial filing. Therefore, it is possible that relevant third party patent applications have been filed, but are not yet publicly available. During the examination process, which is sometimes called patent prosecution, amendment of existing claims or introduction of new claims is permissible in the U.S. Patent and Trademark Office and in most foreign patent offices. Therefore, potentially problematic claims may be introduced into pending third party applications that do not currently contain such claims.

We are aware of third party patents that contain broad claims potentially relevant to certain therapeutic uses of our anti-PD-1 antibodies. If we were to challenge the validity of any claim in an issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the claim(s) in question. There is no assurance that a court would find in our favor on questions of infringement or validity.

In order to avoid or to settle actual or potential patent infringement claims, we may seek a license from a third party and pay license fees, or royalties, or both. Necessary licenses might not be available on commercially reasonable terms, if at all. Ultimately, we could be prevented from commercializing a product, or forced to cease using our technology platform, as a result of patent infringement claims. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, even if we prevail in the litigation, which could materially adversely affect our business, financial condition and results of operations.

We might be unsuccessful in obtaining adequate patent protection for one or more of our potential products.

The patent position of biotechnology and pharmaceutical companies is often uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably, and such standards are subject to change based on court decisions, such as recent U.S. Supreme Court cases involving patents. Consequently, patents might not issue from some or all of our patent applications. In the event that we are unsuccessful in obtaining adequate patent protection for one or more of our products in the future, our business could be adversely affected.

Our competitors might successfully evade our patent protection.

Notwithstanding valid patents that we may own or control through an exclusive license, our competitors may independently develop and market alternative products similar to ours, without infringing any of our patent rights. In addition, they may design around our patented platform technology. This could diminish our competitive advantage, particularly if the competitor is a company with resources greater than ours.

One or more of our patents might be found invalid or unenforceable if challenged in court.

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

In the course of litigation, we might be subject to unfavorable publicity.

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

The loss of any of our key employees could seriously harm our product development and commercialization efforts. Furthermore, as our company continues to grow, we will require additional highly trained technical and business personnel. The market for such individuals is highly competitive in the biotechnology industry, particularly in the greater Cambridge, Massachusetts area where our main office and laboratory is located. If we fail to hire, train and retain a sufficient number of qualified employees to match our growth, our ability to conduct and expand our business could be impaired. We have entered into employment agreements with certain of our executive officers. However, the existence of an employment agreement does not guarantee retention of members of our management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms.

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

If a catastrophe strikes our research facilities, we might be unable to complete our projects and our business operations would suffer, including but not limited to lost revenue.

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

We might face product liability claims related to the use or misuse of products employing our antibody technology.

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

Our business, financial condition and results of operations may be materially and adversely affected by the continuing efforts of the government and third party payors to contain or reduce the costs of healthcare. Federal and state proposals to implement government controls, as well as ongoing emphasis on managed care in the U.S. healthcare industry, may continue to put pressure on the pricing of pharmaceutical products and diagnostic tests. Cost control initiatives could decrease the price that we or our partners receive for products commercialized in the future, and also may have a material adverse effect on our business, financial condition and results of operations. To the extent that cost control initiatives have a material adverse effect on our partners, our ability to commercialize products and to realize royalties may be adversely affected.

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

Our common stock is currently quoted on the OTCQB. The OTCQB is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not be able to satisfy the requirements of a national securities exchange for our common stock to be listed on such an exchange, which is often a more widely-traded and liquid market. Among the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market are the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the various national exchanges and markets to have our common stock listed. Should we fail to satisfy the listing standards of the national exchanges or if our common stock is otherwise rejected for listing, or if our common stock remains listed on the OTCQB or is suspended from the OTCQB, the trading price of our common stock could suffer. In addition, the trading market for our common stock may continue to be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible for stockholders to sell shares of our common stock. Further, an unestablished trading market for our common stock may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Unless we are able to meet the listing requirements of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his, her or its shares at or near bid prices, if at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

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

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer take a number of additional steps to approve a person’s account for transactions in penny stocks, including obtaining financial information and investment experience objectives of the person, making a reasonable determination that the transactions in penny stocks are suitable for that person, and making a reasonable determination that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. In addition, the rules require that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. Due to the additional burdens imposed by these rules, brokers may be less willing to execute transactions in securities subject to the penny stock rules, and this may make it more difficult for investors to dispose of our common stock and consequently cause a decline in the market value of our common stock.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws, regulations and standards requires and will continue to require the time and attention of our board of directors and management, and increases our expenses. Among other things, we are required to:

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

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are significant. Continued compliance with the rules and regulations applicable to publicly-traded companies may require us to hire additional financial reporting, internal controls and other finance personnel, and involve significant regulatory, legal and accounting expenses, investor relations costs, as well as the attention of management. There can be no assurance that we will be able to continue to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on our audit committee.

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

While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, in the future management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

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

Also, in connection with the Merger, certain of our stockholders (who hold a majority of our common stock), including all of the investors in the PPO, all of our pre-Merger stockholders and certain of the Enumeral stockholders (including all of Enumeral’s officers directors and principal stockholders) entered into a Voting Agreement in which they have agreed to vote their shares of our stock to elect certain directors specified in the Voting Agreement. The Voting Agreement will terminate two years from the date of closing of the Merger.

Our ability to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of our company.

Our board of directors may authorize our issuance of up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company.  The ability of our board of directors to authorize the issuance of such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to our board of directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

The sale of a significant number of registered shares of our common stock may cause our stock price to decline.

In November 2014, we registered 53,035,356 shares of common stock, consisting of 29,302,164 outstanding shares of common stock and 23,733,192 shares of common stock issuable upon exercise of outstanding warrants. As of March 25, 2016, 3,931,257 of the outstanding shares that we registered have been sold. The continued sale of the shares of our common stock that remain subject to the registration statement will lead to an increase in the public float of our common stock, and such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

In March 2015, we relocated our offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. We are leasing 16,825 square feet at this facility pursuant to a lease that we entered into in November 2014. The term of this lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, we are obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the lease. We have delivered a security deposit to the landlord in the amount of $529,699, in the form of an irrevocable letter of credit, which may be reduced to $411,988 following the second anniversary of our commencement date under the lease, provided that we meet certain financial conditions set forth in the lease.

We previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at an annual rent of $248,664, which we refer to as the Kendall Lease. For the year ended December 31, 2015, we recorded an expense of $55,352, representing all exit costs associated with our move to new offices and research laboratories in March 2015. In June 2015, we entered into a lease termination agreement with the landlord for our former facility at One Kendall Square, pursuant to which the Kendall Lease was terminated as of June 17, 2015. In accordance with the terms of the lease termination agreement, we are not obligated to pay rent for the One Kendall Square facility after May 31, 2015. We had maintained a security deposit relating to the facility, recorded as restricted cash on the accompanying consolidated balance sheet, which was returned to us pursuant to the lease termination agreement.

In addition, we maintain a small corporate office at 1370 Broadway in New York, New York, at an annual rent of $23,100. Our lease for our New York office expires December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Our common stock is currently eligible for quotation and trades on the OTCQB under the symbol “ENUM.” Prior to the Merger, there was very limited trading in the Common Stock, and since the Merger our common stock continues to be thinly traded. The following table sets forth (since the Merger on July 31, 2014) the high and low closing sale prices for our common stock for the fiscal quarter indicated as reported on OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Fiscal 2016
Quarter ending March 31, 2016 (through March 24, 2016)	$0.29	$0.17

Fiscal 2015
Quarter ending December 31, 2015	$0.39	$0.22
Quarter ending September 30, 2015	$0.65	$0.36
Quarter ending June 30, 2015	$0.85	$0.57
Quarter ending March 31, 2015	$1.05	$0.70

Fiscal 2014
Quarter ended December 31, 2014	$1.50	$0.92
Quarter ended September 30, 2014 (beginning July 31, 2014)	$2.10	$1.14

Holders

As of March 24, 2016, we had 52,073,481 shares of our common stock issued and outstanding held by approximately 323 stockholders of record.

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

As a result of the Merger and the change in business and operations of Enumeral Biomedical, a discussion of our financial results prior to July 31, 2014 is not pertinent, and under applicable accounting principles the historical financial results of Enumeral, the accounting acquirer, prior to the Merger are considered our historical financial results.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited and unaudited consolidated financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Enumeral Biomedical and its subsidiaries. In these consolidated financial statements, “subsidiaries” are companies that are wholly owned by us, the accounts of which are consolidated with ours. Significant intercompany transactions and balances are eliminated in consolidation.

Overview

We were incorporated in Nevada as Cerulean Group, Inc. on February 27, 2012, and converted to a Delaware corporation on July 10, 2014. Our original business was to develop and operate a website for self-travelers and backpackers that would allow a person with access to the Internet to build an itinerary and plan a trip. Prior to the Merger, which is described in further detail below, our Board of Directors determined to discontinue operations in this area to seek a new business opportunity. As a result of the Merger, we acquired the business of Enumeral and changed our name to Enumeral Biomedical Holdings, Inc.

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

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), we transferred all of our pre-Merger operating assets and liabilities to a wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (the “Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Merger majority stockholder, and our former sole officer and director (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our common stock held by such stockholder (which were cancelled and will resume the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

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

Enumeral was incorporated on December 11, 2009 and has devoted substantially all of its resources to the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. To date, all of our revenue has resulted from payments from strategic partners and we have not received any revenue from the sale of products or services. As of December 31, 2015, we had total stockholders’ equity of $2,473,057, including an accumulated deficit of $14,400,643.

We are in the business of discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. We utilize a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. Our initial focus is on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immuno-modulatory receptors.

In our lead antibody program, we have characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. We have identified two antagonist PD-1 antibodies that inhibit PD-1 activity in distinctly different ways. One of the antibodies blocks binding of the ligand PD-L1 to PD-1, while the other antibody does not. However, both display activity in various biological assays. In addition to our PD-1 antibody program, we are developing antibody drug candidates for a number of immunomodulatory protein targets, including TIM-3, LAG-3, OX40, TIGIT and VISTA. We are also pursuing several antibody programs for which we have not yet publicly disclosed the targets.

Our proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT, is a microwell array technology that detects secreted molecules (such as antibodies and cytokines) and cell surface markers, at the level of single, live cells – and enables recovery of single, live cells of interest. The platform technology can be used to achieve at least three separate, but complementary, objectives. First, we use the platform to rapidly produce antibody libraries with high diversity. Second, the platform has the potential to guide rational selection of lead candidates derived from these libraries, through characterization of immune function at the level of single cells from human biopsy samples. Third, it has the potential to identify patients more likely than others to benefit from treatment with a given therapeutic antibody. Thus, our platform is a multipurpose tool that is valuable for activities ranging from antibody discovery to target discovery to patient stratification in clinical development. The platform yields multidimensional, functional read-outs from single live cells, such as tumor infiltrating lymphocytes, or TILs, from human tumor biopsy samples, and it enables us to examine the responses of different classes of human immune cells to treatment with immuno-modulators in the context of human disease, as opposed to animal models of disease. Consequently, we call our approach The Human Approach®.

Our proof-of-concept corporate collaborations have provided modest revenues. However, our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond June 2016.

Our near-term capital needs depend on many factors, including:

•	our ability to carefully manage our costs;

•	the amount and timing of revenue received from grants or our collaboration and license arrangements; and

•	our ability to raise additional capital through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements, and/or our success in promptly establishing a strategic alternative that is in our stockholders’ best interests.

If we are unable to preserve or raise additional capital through one or more of the means listed above prior to the end of June 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. See Item 1A. - “Risk Factors.”

Results of Operations

Year ended December 31, 2015 as compared to year ended December 31, 2014

	Years Ended December 31,		Increase
	2015	2014	(Decrease)

Revenue:
Collaboration and license revenues	$1,100,000	$115,714	$984,286
Grant revenue	389,385	48,312	341,073

Total revenue	1,489,385	164,026	1,325,359

Cost of revenue and expenses:
Research and development	6,493,859	3,575,695	2,918,164
General and administrative	5,695,932	3,019,101	2,676,831

Total cost of revenue and expenses	12,189,791	6,594,796	5,594,995

Loss from operations	(10,700,406)	(6,430,770)	(4,269,636)

Other income (expense):
Interest income (expense)	9,699	(242,430)	252,129
Other expense	-	(1,690,658)	1,690,658
Change in fair value of derivative liabilities	13,980,711	184,448	13,796,263

Total other income (expense), net	13,990,410	(1,748,640)	15,739,050
Net income (loss)	$3,290,004	$(8,179,410)	$11,469,414

Collaboration and license revenues. Collaboration and license revenues increased by $984,286, or 851%, to $1,100,000 for the year ended December 31, 2015, as compared to $115,714 for the year ended December 31, 2014. The increase is attributable to our collaboration agreement with Merck.

Grant revenue. Grant revenue increased by $341,073, or 706%, to $389,385 for the year ended December 31, 2015, as compared to $48,312 for the year ended December 31, 2014. The increase is attributable to our Phase II Small Business Innovation Research agreement with the National Cancer Institute, or NCI.

Research and development expenses. Research and development expenses increased by $2,918,164, or 82%, to $6,493,859 for the year ended December 31, 2015, as compared to $3,575,695 for the year ended December 31, 2014. The increase was primarily attributable to an increase in laboratory expenses of $1,058,570 associated with increased laboratory activities in connection with additional research and development personnel, an increase in payroll and personnel expenses of $725,324, as we hired additional research and development personnel, an increase in facility expenses of $729,588 in connection with our office relocation, an increase in depreciation expense of $312,068, and an increase in stock compensation expense of $135,966.

General and administrative expenses. General and administrative expenses increased by $2,676,831, or 89%, to $5,695,932 for the year ended December 31, 2015, as compared to $3,019,101 for the year ended December 31, 2014. This increase was primarily attributable to an increase in payroll and personnel expenses of $1,774,607, as we hired additional general and administrative personnel, an increase in professional service fees of $557,519, which included additional fees related to being a public company, and an increase in facility expenses of $133,706 in connection with our office relocation.

Interest income (expense). Interest income (expense) changed by $252,129, or 104%, to $9,699 for the year ended December 31, 2015, as compared to ($242,430) the year ended December 31, 2014. This change is primarily attributable to the interest expense recorded for the year ended December 31, 2014 associated with the extinguishment of previously issued Enumeral debt and convertible notes in connection with the PPO. No such instruments were outstanding during the year ended December 31, 2015.

Other expense. Other expense decreased $1,690,658, or 100%, to $0 for the year ended December 31, 2015, as compared to $1,690,658 for the year ended December 31, 2014. Based on the final amount of gross proceeds raised in the PPO, we issued 1,690,658 additional shares of common stock to our holders of common stock immediately prior to the Merger. These additional shares were issued at $1.00 per share. Consequently, we recorded $1,690,658 in expenses related to these additional shares for the year ended December 31, 2014. We had no such similar expense for the year ended December 31, 2015.

Change in fair value of derivative liabilities. Change in fair value of derivative liability increased $13,796,263, or 7,480%, to $13,980,711 for the year ended December 31, 2015, as compared to $184,448 for the year ended December 31, 2014. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also previously issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of December 31, 2015, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the consolidated balance sheet and at December 31, 2015 was estimated at $2,138,091. The fair value of the warrant liability is determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the consolidated statement of operations and comprehensive income (loss). During the year ended December 31, 2015, we realized a gain of $13,980,711, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of the fair value of our stock price between December 31, 2014 and December 31, 2015. We expect that future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net income (loss). Net income increased $11,469,414, or 140%, to $3,290,004 for the year ended December 31, 2015, as compared to a loss of ($8,179,410) for the year ended December 31, 2014. This change in net income was primarily due to an increase in the change in fair value of derivative liabilities of $13,796,263 and an increase in revenues of $1,325,359, offset by an increase of $5,594,995 in research and development and general and administrative expenses.

As of December 31, 2015, we have accumulated losses of $14,400,643 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financings of both preferred and common stock, venture debt, and revenues from corporate collaborations and the contracts with NCI. We have raised gross proceeds of approximately $32.8 million in six financing rounds, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; (v) a $750,000 bridge note financing; and (vi) $21.5 million in the PPO in July 2014. The securities issued in the above financing rounds prior to the PPO were converted into Enumeral Biomedical common stock in the Merger.

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate our continuation as a going concern. At December 31, 2015, we had an accumulated deficit of $14,400,643. As of the date of this filing, we believe we have sufficient liquidity to fund operations through June 2016. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In December 2011, we entered into a venture debt financing with Square 1 Bank for $1.79 million which was advanced during 2011 and 2012. The financing, including a $15,000 success fee, was repaid in full in August 2014.

To date, revenue from contracts with our collaboration partners and the NCI has totaled $2,168,565, of which $1,489,385 and $164,026 was recognized for the years ended December 31, 2015 and 2014, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2015 and 2014:

	Years Ended
	2015	2014

Net cash used in operating activities	$(9,285,052)	$(5,238,414)
Net cash provided by (used in) investing activities	1,977,923	(4,113,335)
Net cash provided by financing activities	443,274	19,547,956
Net Increase (decrease) in cash and cash equivalents	(6,863,855)	10,196,207

The decrease in net cash for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was $17,060,062, representing the aggregate of (i) a decrease in net cash provided by financing activities of $19,104,682, (ii) an increase in net cash provided by investing activities of $6,091,258, and (iii) an increase in net cash used in operating activities of $4,046,638.

Operating Activities

Net cash used in operating activities was $9,285,052 for the year ended December 31, 2015, which primarily resulted from change in fair value of derivative liabilities of $13,980,711, offset by income of $3,290,004.

Net cash used in operating activities was $5,238,414 for the year ended December 31, 2014, which consisted primarily of a net loss of $8,179,410, adjusted for non-cash items including costs associated with the reverse merger of $1,690,658, stock based compensation of $659,435, depreciation and amortization of $304,456 and a net increase of $293,183 in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $1,977,923 for the year ended December 31, 2015. Net cash provided by investing activities for the year ended December 31, 2015 primarily resulted from net proceeds of marketable securities of $3,000,799, offset by purchases of property and equipment of $1,050,506.

Net cash used in investing activities was $4,113,335 for the year ended December 31, 2014. Net cash used in investing activities for the year ended December 31, 2014 resulted primarily from net purchases of marketable securities of $3,019,896, purchases of property and equipment of $563,695 and security deposits of $529,744.

Financing Activities

Net cash provided by financing activities was $443,274 for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2015 consisted of net proceeds from equipment lease financing of $413,599 and proceeds from the excise of stock options of $29,675.

Net cash provided by financing activities was $19,547,956 for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2014 consisted of net proceeds from issuance of common stock of $18,255,444, net proceeds from the issuance of preferred stock of $1,597,860, proceeds from the issuance of promissory notes of $750,000, offset by payments on long-term debt of $1,055,348.

Our business does not generate (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond June 2016. At December 31, 2015, we had cash and cash equivalents totaling approximately $3.6 million, excluding restricted cash.

Our near-term capital needs depend on many factors, including:

•	our ability to carefully manage our costs;

•	the amount and timing of revenue received from grants or our collaboration and license arrangements; and

•	our ability to raise additional capital through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements, and/or our success in promptly establishing a strategic alternative that is in our stockholders’ best interests.

If we are unable to preserve or raise additional capital through one or more of the means listed above prior to the end of June 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

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

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as a measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on best-efforts basis and we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory. At that time, the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over a period we expect to complete our performance obligations.

Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

Grant Revenue

We recognize nonrefundable grant revenue that is earned in connection with our Small Business Innovation Research (“SBIR”) contracts with the NCI. In September 2012, we entered into a Phase I SBIR contract with the NCI, and in September 2014, we were awarded a Phase II SBIR contract from the NCI. Grant revenue consists of a portion of the funds received to date from the NCI, which allows us to conduct research on colon cancer tissues. Revenue is recognized as the related research services are performed in accordance with the terms of the contract.

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

Accounting for Derivative Liabilities

Our derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of our common stock that were issued in connection with the July 2014 PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of our common stock in connection with the July 2014 Merger.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be derivative liabilities and, therefore, the fair value of the warrants is recorded in the current liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the consolidated statement of operations.

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of December 31, 2015 and 2014.

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

Expected volatility for our common stock was determined based on the historical volatility of comparable publicly traded companies in a similar industry. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected term of the option. No dividend yield was assumed as we do not pay dividends on our common stock. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method.

Prior to the Merger we engaged a third party to develop an estimate of the fair value of a share of our common stock on a fully-diluted, minority, non-marketable basis as of December 31, 2013. Based upon unaudited historical, pro-forma and/or forecast financial and operational information, which our management represented as accurately reflecting our operating results and financial position, the third party utilized both a market approach (using various financial statement metrics of similar enterprises’ equity securities to estimate the fair value of our equity securities) and an income approach (which bases value on expectations of future income and cash flows) in their analyses. The fair value of a single share of common stock was determined using the option pricing method, which treats common and preferred stock as call options on the aggregate enterprise value and using traditional models, including Black-Scholes or binomial models, to calculate share values.

Following the Merger, our common stock is publicly traded, and fair market value is determined based on the closing sales price of our common stock on the OTCQB.

Recent Authoritative Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. We are required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods. Our management is currently in the process of determining which adoption method we will apply and evaluating the impact of the guidance on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718). ASU No. 2014-12 clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU No. 2014-15 requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and is not expected to have a material impact on our consolidated financial statements, but may impact our footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). ASU No. 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance in Accounting Standards Codification Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We have adopted the guidance early as of January 1, 2015 on a prospective basis; prior periods were not retrospectively adjusted. Due to a full valuation allowance recorded against our deferred tax assets as of December 31, 2015, our consolidated balance sheet contains no deferred tax balances.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We are currently evaluating the impact the adoption of the accounting standard will have on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $3,596,262 and $13,470,236, respectively, consisting primarily of money market funds and U.S Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our vice president of finance, chief accounting officer and treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 24, 2016, the compensation committee of our board of directors approved amended and restated employment letters for (i) Kevin G. Sarney, our Vice President of Finance, Chief Accounting Officer and Treasurer (the “Sarney Agreement”), and (ii) Ancho Nguyen, our Vice President of Research and Development (the “Nguyen Agreement” and, together with the Sarney Agreement, the “Executive Agreements”). The Executive Agreements state our desire to continue to employ each of Mr. Sarney and Dr. Nguyen in their respective positions, and also describe the terms of continued employment, including, among other things, certain benefits in the event their employment with our company is terminated.

The Sarney Agreement provides that Mr. Sarney will continue to serve as our Vice President of Finance, Chief Accounting Officer and Treasurer, reporting to our President and Chief Executive Officer. Mr. Sarney will continue to receive a base salary at the rate of $260,000 per annum, and he will continue to be eligible to earn a target bonus up to 25% of his base salary, based on the achievement of corporate objectives as determined by our board or our compensation committee.

The Nguyen Agreement provides that Dr. Nguyen will continue to serve as our Vice President of Research and Development, reporting to our President and Chief Executive Officer. Dr. Nguyen will continue to receive a base salary at the rate of $275,000 per annum, and he will continue to be eligible to earn a target bonus up to 30% of his base salary, based on the achievement of corporate objectives as determined by our board or our compensation committee.

Pursuant to the terms of the Executive Agreements, in the event that an executive’s employment with our company terminates without Cause (as defined below) or should the executive resign for Good Reason (as defined below), the executive will be entitled to the following severance benefits, provided that the executive executes a separation and release agreement in a form proposed by and acceptable to our company:

•	The executive will continue to receive his base salary at the then-current rate for a period of six (6) months following the date of his termination of employment with our company, provided that he continues to comply with and not breach the terms of the separation and release agreement and, as applicable, any other agreement that he has previously entered into with us; and

•	The executive will receive all earned and declared but unpaid bonuses which are due and payable, including without limitation a pro rata portion of the current year’s potential bonus calculated based on the executive’s then-current target bonus percentage, payable in a lump sum, based on the number of days in any given year that he was employed through the date of termination, and based upon achievement of then-current corporate objectives as determined in good faith by the our President and Chief Executive Officer.

The Executive Agreements also provide that upon a Change of Control (which is stipulated to have the definition provided in our 2014 Equity Incentive Plan, as amended), the executive will be entitled to immediate and full vesting of the shares underlying his equity awards which remain unvested as of the date of such Change in Control.

For purposes of the Executive Agreements, “Cause” means any of the following, as determined by our President and Chief Executive Officer, acting in good faith: (a) any failure of the executive to take or refrain from taking any corporate action consistent with the employee’s duties as specified in written directions of our President and Chief Executive Officer or our board of directors; (b) the executive’s willful engagement in illegal conduct or gross misconduct that is injurious to our company; (c) the conviction of the executive of, or the entry of a pleading of guilty or nolo contendere by the executive to, any crime involving moral turpitude or any felony; (d) fraud upon our company including, without limitation, falsification of company records or financial information; or (e) the executive’s breach of any of the non-compete, non-solicitation, and proprietary information provisions of the Executive Agreement (including the terms of any obligations agreement entered into between the executive and us).

In addition, for purposes of the Executive Agreements, “Good Reason” means the occurrence, without the executive’s prior written consent, of any of these events or circumstances:

•	a material diminution in the executive’s rate of base salary;
•	a material diminution in the executive’s authority, duties, or responsibilities; or
•	a material breach by us of the Executive Agreement;

provided that any of these events described above shall constitute Good Reason only if we fail to cure such event within thirty (30) days after receipt from the executive of written notice of the event which constitutes Good Reason; and provided further that Good Reason shall cease to exist for an event on the sixtieth (60th) day following its occurrence, unless the executive has given us written notice thereof prior to such date.

In addition, also on March 24, 2016, our compensation committee granted an option to purchase 275,000 shares of our common stock to each of Mr. Sarney and Dr. Nguyen, such options having an exercise price of $0.20 per share. Fifty percent of the shares underlying the options vest in full upon grant and are immediately exercisable, and the remaining fifty percent of the shares underlying the options vest and are exercisable on June 30, 2016.

The foregoing description of the Executive Agreements does not purport to be complete and is qualified in its entirety by reference to the Sarney Agreement and the Nguyen Agreement, which are filed with this Annual Report on Form 10-K as Exhibit 10.37 and Exhibit 10.38, respectively, and are incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required under this Item is incorporated by reference to the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required under this Item is incorporated by reference to the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required under this Item is incorporated by reference to the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required under this Item is incorporated by reference to the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required under this Item is incorporated by reference to the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2015 and 2014
•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 31, 2014, by and among the Company, Acquisition Sub and Enumeral Biomedical Corp. (Incorporated by reference to Exhibit 2.1 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.2	Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.3	Certificate of Merger of Enumeral Biomedical Corp., with and into Acquisition Sub, filed July 31, 2014. (Incorporated by reference to Exhibit 3.3 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.1	Split-Off Agreement, dated as of July 31, 2014, by and among Enumeral Biomedical Holdings, Inc., Cerulean Operating Corp. and Olesya Didenko. (Incorporated by reference to Exhibit 10.1 number of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.2	General Release Agreement, dated as of July 31, 2014, by and among Enumeral Biomedical Holdings, Inc., Cerulean Operating Corp. and Olesya Didenko. (Incorporated by reference to Exhibit 10.2 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.3	Form of Lock-Up Agreement between Enumeral Biomedical Holdings, Inc. and the officers, directors and shareholders party thereto. (Incorporated by reference to Exhibit 10.3 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.4	Form of Subscription Agreement for the PPO between Enumeral Biomedical Holdings, Inc. and the investors party thereto. (Incorporated by reference to Exhibit 10.4 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.5	Form of PPO Warrant for Common Stock of Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.6	Placement Agency Agreement, dated July 3, 2014, between Enumeral Biomedical Holdings, Inc. and EDI Financial, Inc., as amended by Amendment No. 1 dated as of July 21, 2014. (Incorporated by reference to Exhibit 10.6 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).

10.7	Placement Agency Agreement, dated July 25, 2014, between Enumeral Biomedical Holdings, Inc. and Katalyst Securities LLC. (Incorporated by reference to Exhibit 10.7 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.8	Form of Agent Warrant in the PPO for Common Stock of Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.9	Form of Registration Rights Agreement for the PPO dated July 31, 2014, among Enumeral Biomedical Holdings, Inc. and the other parties thereto (Incorporated by reference to Exhibit 10.9 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.10	Voting Agreement dated July 31, 2014, among Enumeral Biomedical Holdings, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.10 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.11†	The Registrant’s 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.12† 10.13†

Amendment No. 1 to Enumeral Biomedical Holdings, Inc.’s 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Form 8-K for the event occurring on December 1, 2014, as filed with the Securities and Exchange Commission on December 4, 2014 (SEC File No. 333-185891)).

Amendment No. 2 to Enumeral Biomedical Holdings, Inc.’s 2014 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Form 8-K for the event occurring on May 21, 2015, as filed with the Securities and Exchange Commission on May 22, 2015 (File No. 000-55415)).

10.14†	Form of Non-Qualified Stock Option Agreement under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.15†	Form of Stock Appreciation Right Grant Agreement under 2014 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.13 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.16†	Form of Restricted Stock Agreement under 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.17†	Form of Incentive Stock Option Agreement under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.18†	Amended and Restated Employment Agreement, dated as of July 21, 2014 between Enumeral Biomedical Corp. and Arthur Tinkelenberg, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.16 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.19†	Amended and Restated Employment Agreement, dated as of July 21, 2014 between Enumeral Biomedical Corp. and John Rydzewski, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.17 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.20§†	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and Arthur H. Tinkelenberg, dated September 28, 2015 (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2015 as filed with the Securities and Exchange Commission on November 10, 2015 (SEC File No. 000-55415)).

10.21§†	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and John J. Rydzewski, dated September 28, 2015 (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2015 as filed with the Securities and Exchange Commission on November 10, 2015 (SEC File No. 000-55415)).
10.22†	Scientific Advisory Board Agreement, dated as of September 14, 2014, between Enumeral Biomedical Holdings, Inc. and Barry Buckland, Ph.D. (Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.23 10.24

Real Estate Lease Agreement, dated as of July 16, 2012, between Enumeral Biomedical Corp. and RB Kendall Fee, LLC (Incorporated by reference to Exhibit 10.19 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).

Lease Termination Agreement, dated as of June 17, 2015, between Enumeral Biomedical Corp. and DWF IV One Kendall LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K for the event occurring on June 17, 2015, as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 000-55415)).

10.25	Indenture of Lease, dated as of November 7, 2014, between King 200 CPD LLC and Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.26	Form of Replacement Warrant, issued by Enumeral Biomedical Holdings, Inc. to Square 1 Bank pursuant to Loan and Security Agreement between Enumeral Biomedical Corp. and Square 1 Bank, as amended (Incorporated by reference to Exhibit 10.23 of the Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 19, 2015 (SEC File No. 333-185891)).
10.27§	Exclusive Patent License Agreement, dated as of April 15, 2011, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.22 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.28§	First Amendment to Exclusive Patent License Agreement, effective as of March 8, 2013, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.23 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.29	Second Amendment to Exclusive Patent License Agreement, effective as of July 16, 2014, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.24 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.30§	Third Amendment to Exclusive Patent License Agreement, effective as of April 15, 2015, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended March 31, 2015 as filed with the Securities and Exchange Commission on May 15, 2015 (SEC File No. 000-55415)).
10.31*§	Collaborative Research and Development Agreement, dated as of January 11, 2016, by and between Enumeral Biomedical Holdings, Inc. and the University of Texas M.D. Anderson Cancer Center.
10.32§	Agreement, dated as of March 21, 2013, between Enumeral Biomedical Corp. and Fikst. (Incorporated by reference to Exhibit 10.31 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.33§	Award/Contract, dated as of September 10, 2014, between Enumeral Biomedical Corp. and National Cancer Institute (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).

10.34§	Study Agreement, dated as of December 17, 2014, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp. (Incorporated by reference to Exhibit 10.36 of the Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 19, 2015 (SEC File No. 333-185891)).
10.35*§	Amendment No. 1 to Study Agreement, dated as of February 16, 2016, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp.
10.36	Form of Replacement Warrant issued by Enumeral Biomedical Holdings, Inc. to holders of warrants of Enumeral Biomedical Corp issued in connection with the Bridge Notes offering (Incorporated by reference to Exhibit 10.37 of the Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 19, 2015 (SEC File No. 333-185891)).
10.37*†	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Kevin G. Sarney.
10.38*†	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Anhco Nguyen, Ph.D.
10.39	Form of Indemnification Agreement between Enumeral Biomedical Holdings, Inc. and each of its directors and officers (Incorporated by reference to Exhibit 10.45 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
21.1*	Subsidiaries of Enumeral Biomedical Holdings, Inc.
23.1*	Consent of Friedman LLP
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial and Accounting Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files of Financial Statements and Notes.
101.INS *	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

March 30, 2016	By:	/s/ Arthur H. Tinkelenberg, Ph.D.
	Name:	Arthur H. Tinkelenberg, Ph.D.
	Title:	President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ John J. Rydzewski	Director and Executive Chairman of the Board	March 30, 2016
John J. Rydzewski

/s/ Arthur H. Tinkelenberg, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2016
Arthur H. Tinkelenberg, Ph.D.

/s/ Barry Buckland, Ph.D.	Director	March 30, 2016
Barry Buckland, Ph.D.

/s/ Allan P. Rothstein	Director	March 30, 2016
Allan P. Rothstein

/s/ Paul J. Sekhri	Director	March 30, 2016
Paul J. Sekhri

/s/ Robert L. Van Nostrand	Director	March 30, 2016
Robert L. Van Nostrand

/s/ Robert J. Easton	Director	March 30, 2016
Robert J. Easton

/s/ Kevin G. Sarney	Vice President of Finance, Chief Accounting Officer and	March 30, 2016
Kevin G. Sarney	Treasurer (principal financial officer and principal accounting officer)

Enumeral Biomedical Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enumeral Biomedical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Enumeral Biomedical Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2015 and 2014. Enumeral Biomedical Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enumeral Biomedical Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ FRIEDMAN LLP
New York, New York
March 30, 2016

Enumeral Biomedical Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,596,262	$10,460,117
Marketable securities	-	3,010,119
Accounts receivable	306,012	284,401
Prepaid expenses and other current assets	280,479	202,380
Total current assets	4,182,753	13,957,017
Property and equipment, net	1,511,493	1,007,127
Other assets:
Restricted cash	534,780	562,410
Other assets	114,572	8,416

Total assets	$6,343,598	$15,534,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$343,736	$614,106
Accrued expenses and other current liabilities	714,384	217,141
Deferred rent	-	32,416
Deferred revenue	130,539	134,908
Equipment lease financing	240,473	-
Derivative liabilities	2,138,091	16,118,802
Total current liabilities	3,567,223	17,117,373
Deferred rent, net of current portion	36,847	-
Deferred revenue, net of current portion	-	101,180
Long-term equipment lease financing	266,471	-
Total liabilities	3,870,541	17,218,553

Commitments and contingencies (Note 8)
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 51,932,571 and 51,588,617 shares issued and outstanding at December 31, 2015 and 2014, respectively	51,933	51,589
Additional paid-in-capital	16,821,767	15,965,252
Accumulated other comprehensive loss	-	(9,777)
Accumulated deficit	(14,400,643)	(17,690,647)
Total stockholders’ equity (deficiency)	2,473,057	(1,683,583)

Total liabilities and stockholders’ equity (deficiency)	$6,343,598	$15,534,970

The accompanying notes are an integral part of the consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014

Revenue:
Collaboration and license revenues	$1,100,000	$115,714
Grant revenue	389,385	48,312

Total revenue	1,489,385	164,026

Cost of revenues and expenses:
Research and development	6,493,859	3,575,695
General and administrative	5,695,932	3,019,101

Total cost of revenues and expenses	12,189,791	6,594,796

Loss from operations	(10,700,406)	(6,430,770)

Other income (expense):
Interest income (expense)	9,699	(242,430)
Other expense	-	(1,690,658)
Change in fair value of derivative liabilities	13,980,711	184,448

Total other income (expense), net	13,990,410	(1,748,640)

Net income (loss) before income taxes	3,290,004	(8,179,410)
Provision for income taxes	-	-
Net Income (Loss)	$3,290,004	$(8,179,410)

Other comprehensive income (loss):
Reclassification for loss included in net income	19,097	-
Net unrealized holding losses on available-for-sale securities arising during the period	(9,320)	(9,777)
Comprehensive income (loss)	$3,299,781	$(8,189,187)

Basic net income (loss) per share	$0.06	$(0.26)

Diluted net income (loss) per share	$0.06	$(0.26)

Weighted-average number of common shares attributable to common stockholders - basic	51,679,230	32,047,194

Weighted-average number of common shares attributable to common stockholders - diluted	52,365,494	32,047,194

The accompanying notes are an integral part of the consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock			Accumulated Other		Total Stockholders'
	Shares	Amount	Additional Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficiency)

Balance at December 31, 2013	16,692,093	$16,692	$9,089,324	$-	$(9,511,237)	$(405,221)
Stock-based compensation expense	-	-	659,435	-	-	659,435
Conversion of convertible promissory notes	3,230,869	3,231	684,423	-	-	687,654
Proceeds from issuance of common stock in PPO, net of issuance costs	21,549,510	21,549	18,233,895	-	-	18,255,444
Derivative liability for warrants issued to PPO and Agent	-	-	(16,261,784)	-	-	(16,261,784)
Shares issued to placement agents	150,000	150	(150)	-	-	-
Recapitalization for reverse merger	5,497,800	5,498	(5,498)	-	-	-
Exchange of Series B convertible preferred stock into common stock	2,777,687	2,778	1,595,082	-	-	1,597,860
Issuance of common stock to pre-merger shareholders	1,690,658	1,691	1,688,967	-	-	1,690,658
Beneficial conversion feature associated with convertible promissory note	-	-	281,558	-	-	281,558
Unrealized holding losses on available-for-sale securities	-	-	-	(9,777)	-	(9,777)
Net loss	-	-	-	-	(8,179,410)	(8,179,410)
Balance at December 31, 2014	51,588,617	$51,589	$15,965,252	$(9,777)	$(17,690,647)	$(1,683,583)
Stock-based compensation expense	-	-	827,184	-	-	827,184
Reclassification for loss included in net income	-	-	-	19,097	-	19,097
Unrealized holding losses on available-for-sale securities	-	-	-	(9,320)	-	(9,320)
Exercise of stock options	124,906	125	29,550	-	-	29,675
Issuance of restricted stock	219,048	219	(219)	-	-	-
Net income	-	-	-	-	3,290,004	3,290,004
Balance at December 31, 2015	51,932,571	$51,933	$16,821,767	$-	$(14,400,643)	$2,473,057

The accompanying notes are an integral part of the consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$3,290,004	$(8,179,410)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	616,523	304,456
Exit costs associated with write-off of net carrying value of leasehold improvements	22,962	-
Stock-based compensation	827,184	659,435
Change in fair value of derivative liabilities	(13,980,711)	(184,448)
Non-cash costs associated with reverse merger	-	1,690,658
Accretion of debt discount	-	177,712
Realized loss on marketable securities	19,097	-
Changes in operating assets and liabilities:
Accounts receivable	(21,611)	(159,401)
Prepaid expenses and other current assets	(184,255)	(61,955)
Accounts payable	(270,370)	271,511
Accrued expenses and other current liabilities	497,243	52,606
Deferred rent	4,431	(19,952)
Deferred revenue	(105,549)	210,374
Net cash used in operating activities	(9,285,052)	(5,238,414)

Cash flows from investing activities:
Purchases of property and equipment	(1,050,506)	(563,695)
Purchases of marketable securities	-	(3,019,896)
Proceeds from sale of marketable securities	3,000,799	-
Receipt of (payment of) security deposits	27,630	(529,744)
Net cash provided by (used in) investing activities	1,977,923	(4,113,335)

Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	-	1,597,860
Proceeds from issuance of common stock in PPO, net of issuance costs	-	18,255,444
Proceeds from equipment lease financing	413,599	-
Proceeds from issuance of convertible promissory note	-	750,000
Proceeds from the exercise of stock options	29,675	-
Payments on long-term debt	-	(1,055,348)
Net cash provided by financing activities	443,274	19,547,956

Net increase (decrease) in cash and cash equivalents	(6,863,855)	10,196,207
Cash and cash equivalents, beginning of period	10,460,117	263,910
Cash and cash equivalents, end of period	$3,596,262	$10,460,117

Supplemental cash flow disclosure of investing and financing activity:
Cash paid for interest	$6,464	$73,977
Conversion of convertible note and accrued interest, net of beneficial conversion feature	$-	$687,654
Non-cash equipment financing	$93,345	$-

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

Also on July 31, 2014, the Company closed a private placement offering (the “PPO”) of 21,549,510 Units (the “Units”) of its securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share and with a term of five years (the “PPO Warrants”). Additional information concerning the PPO and PPO Warrants is presented below in Note 10.

Also on July 31, 2014, the Company changed its fiscal year from a fiscal year ending on October 31 of each year to one ending on December 31 of each year, which is the fiscal year end of Enumeral.

Following the Merger, the Company has continued Enumeral’s business of discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. The Company utilizes a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. The Company’s initial focus is on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immune-modulatory receptors.

In its lead antibody program, the Company has characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. The Company has identified two antagonist PD-1 antibodies that inhibit PD-1 activity in distinctly different ways. One of the antibodies blocks binding of the ligand PD-L1 to PD-1, while the other antibody does not. However, both display activity in various biological assays. In addition to its PD-1 antibody program, the Company is developing antibody drug candidates targeting TIM-3, LAG-3, OX40, TIGIT and VISTA. The Company is also pursuing several antibody programs for which it has not yet publicly disclosed the targets.

The Company’s proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology (“MIT”), is a microwell array technology that detects secreted molecules (such as antibodies and cytokines) and cell surface markers, at the level of single, live cells – and enables recovery of single, live cells of interest. The platform technology is a multipurpose tool that is valuable for activities ranging from antibody discovery to target discovery to patient stratification in clinical development. The platform yields multidimensional, functional read-outs from single live cells, such as tumor infiltrating lymphocytes, or TILs, from human tumor biopsy samples, and it enables the Company’s researchers to examine the responses of different classes of human immune cells to treatment with immune-modulators in the context of human disease, as opposed to animal models of disease.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, following the Merger. The Company believes that as a result of the Merger, it has ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).

2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate the Company’s continuation as a going concern. As of December 31, 2015, the Company had working capital of $615,530 including $2,138,091 of derivative liabilities, and an accumulated deficit of $14,400,643. As of the date of this filing, the Company believes it has sufficient liquidity to fund operations through June 2016. The Company is currently exploring a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company expects to incur significant expenses and operating losses for the foreseeable future, and the Company’s net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s business has not generated (nor does the Company anticipate that in the foreseeable future it will generate) the cash necessary to finance its operations, and the Company will require additional capital to continue its operations beyond June 2016.

The Company’s near-term capital needs depend on many factors, including:

•	the Company’s ability to carefully manage its costs;

•	the amount and timing of revenue received from grants or the Company’s collaboration and license arrangements; and

•	the Company’s ability to raise additional capital through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements, and/or the Company’s success in promptly establishing a strategic alternative that is in its stockholders’ best interests.

If the Company is unable to preserve or raise additional capital through one or more of the means listed above prior to the end of June 2016, the Company could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that the Company has already taken. These reductions could significantly affect the Company’s research and development activities, and could result in significant harm to the Company’s business, financial condition and results of operations. In addition, these reductions could cause the Company to further curtail its operations, or take other actions that would adversely affect the Company’s stockholders. If the Company is unable to raise additional capital on acceptable terms and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets.

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

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codifications (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. The Company operates in only one geographic segment.

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

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The Company’s cash equivalents and marketable securities carried at fair value are primarily comprised of investments in a U.S. Treasury and federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 11. The following table presents information about the Company’s financial assets and liabilities measured at a fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$815,890	$815,890	$-	$-
Money Market funds, included in cash equivalents	$2,780,372	$2,780,372	$-	$-
Marketable securities – U.S. Treasuries	$-	$-	$-	$-
Liabilities
Derivative liabilities	$2,138,091	$-	$-	$2,138,091

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$211,329	$211,329	$-	$-
Money Market funds, included in cash equivalents	$10,248,788	$10,248,788	$-	$-
Marketable securities – U.S. Treasuries	$3,010,119	$3,010,119	$-	$-
Liabilities
Derivative liabilities	$16,118,802	$-	$-	$16,118,802

The following table provides a roll forward of the fair value of the Company’s warrant liabilities, using Level 3 inputs:

Balance at December 31, 2014	$16,118,802
Change in fair value	(13,980,711)
Balance at December 31, 2015	$2,138,091

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of December 31, 2015 or December 31, 2014.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Lab equipment	3-5 years
Computer equipment and software	3 years
Furniture	3 years
Leasehold improvements	Shorter of useful life or life of the lease

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the years ended December 31, 2015 and 2014, respectively.

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

In December 2014, the Company entered into a study agreement with Merck Sharp & Dohme Corp., or Merck (the “Merck Agreement”). In February 2016, the Company and Merck subsequently amended the work plan under the Merck Agreement to also include non-small cell lung cancer tissues. Pursuant to the Merck Agreement, the Company is conducting a specified research program using its platform technology to identify functional response of single cell types in colorectal cancer and non-small cell lung cancer in the presence or absence of immunomodulatory receptor modulators identified by Merck. In this collaboration, Merck is reimbursing the Company for the cost of performing the work plan set forth in the Merck Agreement, for up to a specified number of full-time employees at a pre-determined annual rate. In addition, Merck will make certain milestone payments to the Company upon the completion of specified objectives set forth in the Merck Agreement and related work plan. In September 2015, the Company announced the achievement of the first milestone under the Merck Agreement.

In January 2016, the Company and The University of Texas M.D. Anderson Cancer Center (“MDACC”) entered into a Collaborative Research and Development Agreement (the “MDACC Agreement”). Under the MDACC Agreement, the Company and MDACC plan to collaborate on the discovery and development of novel monoclonal antibodies against selected targets in immune-oncology, utilizing the Company’s antibody discovery and immune profiling platform and MDACC’s preclinical and development expertise and infrastructure.

Pursuant to the terms of the MDACC Agreement, the Company and MDACC will share the costs of research and development activities necessary to take development candidates through successful completion of a Phase I clinical trial. The MDACC Agreement provides for a structure whereby the Company and MDACC are each granted the right to receive a percentage of the net income from product sales or any payments associated with licensing or otherwise partnering a program with a third party.

Grant Revenue

In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from the National Cancer Institute (“NCI”) for up to $999,967 over two years. Grant revenue consists of a portion of the funds received to date by the NCI. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement.

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

Derivative Liabilities

The Company’s derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the July 2014 PPO (as defined below in Note 10) and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank (as further described in Note 7) that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger. Additional detail regarding these warrants can be found in Note 11 below.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be liabilities and, therefore, the fair value of the warrants is recorded in the current liabilities section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the consolidated statement of operations and comprehensive income (loss).

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants.

Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or maturity, at which time they are reclassified to earnings. The Company reclassified $19,097 and $0 out of accumulated other comprehensive loss to net income during the years ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends, and (e) the estimated fair value of its common stock on the measurement date. Due to the lack of a public market for the trading of its common stock and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends, and does not expect to pay dividends in the foreseeable future.

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

The Company recognizes the compensation expense of employee share-based awards on a straight-line basis over the employee’s requisite service period of each award, which is generally the vesting period. The fair value of the restricted stock awards granted to employees is based upon the fair value of the common stock on the date of grant. Expense is recognized over the vesting period.

The Company has recorded stock-based compensation expense of $827,184 and $659,435 for the years ended December 31, 2015 and 2014, respectively.

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

Following the Merger, the Company’s common stock became publicly traded, and fair market value is determined based on the closing sales price of the Company’s common stock on the OTCQB.

During the year ended December 31, 2014, the Company engaged a third party to develop a binomial lattice model to estimate the fair value of options to purchase a total of 450,000 shares with vesting based on the future performance of a share of the Company’s common stock.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2014. At December 31, 2015 and 2014, the number of shares underlying options and warrants that were anti-dilutive were approximately 26.8 million and 27.5 million, respectively.

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

The Company has no uncertain tax liabilities at December 31, 2015 or December 31, 2014. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods. The Company’s management is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718). ASU No 2014-12 clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU No 2014-15 requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and is not expected to have a material impact on the Company’s consolidated financial statements, but may impact the Company’s footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). ASU No. 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company adopted the guidance early as of January 1, 2015 on a prospective basis; prior periods were not retrospectively adjusted. Due to a full valuation allowance recorded against its deferred tax assets as of December 31, 2015, the Company’s consolidated balance sheet contains no deferred tax balances.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. The Company is currently evaluating the impact the adoption of the accounting standard will have on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31,
	2015	2014
Laboratory equipment	$2,559,986	$1,611,513
Computer/office equipment and software	187,337	117,429
Furniture, fixtures and office equipment	73,734	23,526
Leasehold improvements	75,262	112,507
	2,896,319	1,864,975
Less – Accumulated depreciation and amortization	(1,384,826)	(857,848)
Total property and equipment, net	$1,511,493	$1,007,127

The Company recognized depreciation and amortization expense of $616,523 and $304,456 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company retired leasehold improvements with a gross cost of $112,507 and expensed the remaining net carrying value of $22,962 associated with the write-down of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 8).

5 – RESTRICTED CASH

The Company held $534,780 and $562,410 in restricted cash as of December 31, 2015 and December 31, 2014, respectively. The balances are primarily held on deposit with a bank to collateralize standby letters of credit in the name of the Company’s facility lessors in accordance with the Company’s facility lease agreements.

6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses and other current liabities consist of the following:

	December 31,
	2015	2014
Wages and benefits	$447,769	$88,700
Accrued professional fees	213,475	125,751
Accrued other	53,140	2,690
Total accrued expenses and other current liabilities	$714,384	$217,141

7 – DEBT

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

In connection with the Square 1 Financing, Enumeral issued warrants to purchase an aggregate of 41,659 shares of Enumeral Series A preferred stock that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger, as further described in Note 11 below.

Convertible Promissory Notes

In February 2014, Enumeral raised $750,000 by issuing convertible promissory notes at 12% interest per annum. The maturity date was July 2015. The holders of these notes had the right to convert the notes into shares of common stock at a premerger conversion price of $0.27 per share. In July 2014, the principal of $750,000 and accrued interest of $41,500, offset by $103,846 of debt discount, related to these notes were converted into 3,230,869 shares of common stock (see Note 10). If prior to maturity or conversion, Enumeral consummated a liquidation event as defined, at the election of the holder, (a) Enumeral would have been required to pay the holders an amount equal to the sum of three times the total principal amount then outstanding under these notes, plus all accrued and unpaid interest due, (b) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s Series A-2 Preferred Stock at the closing of the liquidation event at the Series A-2 Original Issue Price, and (c) the outstanding principal of the notes would have automatically converted into shares of Enumeral’s common stock at the closing of the liquidation event at a price per share of $0.27.

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

Equipment Lease Financing

In December 2015, the Company and Fountain Leasing 2013 LP (“Fountain”) entered into a master lease agreement and related transaction documents, pursuant to which Fountain provided the Company with $506,944 for the purchase of research and development lab equipment (the “Fountain Lease”). Fountain’s security under the Fountain Lease is the equipment purchased and a security deposit in the amount of $101,389. The initial term of the Fountain Lease is 36 months, with payments of $21,545 per month for the first 24 months and then $1,267 for the 12 months thereafter. Pursuant to the terms of the Fountain Lease, the Company has an option at the end of the initial term to purchase the equipment for the greater of $25,347 or current fair market value, provided that such amount shall not be in excess of $152,083. In addition, the Company also has the option to extend the Fountain Lease for an additional 12 month period at a rate of $8,872 per month with the right at the end of such extension term to purchase the equipment for fair value or to return the equipment to Fountain. The Fountain Lease has a lease rate factor of 4.25% per month for the first 24 months and 0.25% for the final 12 months of the initial term.

The company has recorded current equipment lease financing of $240,473 and long-term equipment lease financing of $266,471 at December 31, 2015. The equipment has been included in property and equipment on the Company’s consolidated balance sheet.

Future principal payments on the $506,944 equipment lease financing are as follows:

December 31, 2015
2016	258,541
2017	258,542
2018	15,208
Total equipment lease financing payments	532,291
Current equipment lease financing	258,541
Less: Amount representing interest	(18,068)
Current equipment lease financing, net	240,473
Long-term equipment lease financing	273,750
Less: Amount representing interest	(7,279)
Equipment lease financing, less current portion, net	$266,471

8 – COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility pursuant to Indenture of Lease (the “CambridgePark Lease”) that the Company entered into in November 2014. The term of the CambridgePark Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the CambridgePark Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the CambridgePark Lease. Pursuant to the terms of the CambridgePark Lease, the Company has delivered a security deposit to the landlord in the amount of $529,699, which may be reduced to $411,988 following the second anniversary of the commencement date, provided that the Company meets certain financial conditions set forth in the CambridgePark Lease. The Company has recorded deferred rent in connection with the CambridgePark Lease as of December 31, 2015 in the amount of $36,847. This amount has been recorded as a long-term liability on the Company’s consolidated balance sheet.

The Company previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at an annual rent of $248,664 (the “Kendall Lease”). For the year ended December 31, 2015, the Company recorded an expense of $55,352, representing all exit costs associated with its move to new offices and research laboratories in March 2015. In June 2015, Enumeral entered into a lease termination agreement with the landlord for Enumeral’s former facility at One Kendall Square, pursuant to which the Kendall Lease was terminated as of June 17, 2015. In accordance with the terms of the lease termination agreement, Enumeral is not obligated to pay rent for the One Kendall Square facility after May 31, 2015. Enumeral had maintained a security deposit relating to the facility, recorded as restricted cash on the accompanying consolidated balance sheet. This security deposit was returned to Enumeral pursuant to the lease termination agreement.

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at an annual rent of $23,100. The lease for the Company’s New York office expires on December 31, 2016.

Rent expense was $1,079,753 and $309,475 for the years ended December 31, 2015 and 2014, respectively.

Future operating lease commitments as of December 31, 2015 are as follows:

Years Ending December 31,
2016	$756,109
2017	754,966
2018	777,567
2019	800,842
Thereafter	134,123
$3,223,607

Employment Agreements

The Company has employment agreements with certain members of management which contain minimum annual salaries and severance benefits if their employment is terminated prior to the term of the agreements.

9 – LICENSE AGREEMENT AND RELATED-PARTY TRANSACTIONS

License Agreement

In April 2011, Enumeral licensed certain intellectual property from the Massachusetts Institute of Technology (“MIT”), then a related party (as one of Enumeral’s scientific co-founders was an employee of MIT), pursuant to an Exclusive License Agreement (the “License Agreement”), in exchange for the payment of upfront license fees and a commitment to pay annual license fees, patent costs, milestone payments, royalties on sublicense income and, upon product commercialization, royalties on the sales of products covered by the licenses or income from corporate partners, and the issuance of 66,303 shares of Enumeral common stock. This intellectual property portfolio includes patents owned by Harvard University or co-owned by MIT and The Whitehead Institute, or MIT and Massachusetts General Hospital.

All amounts paid related to the license fees have been expensed as research and development by Enumeral as incurred. The Company incurred $30,000 and $25,000 in the years ended December 31, 2015 and 2014, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. During the year ended December 31, 2015, the Company achieved the first milestone in the Merck Agreement and paid MIT the required percentage of the milestone payment pursuant to the terms of the License Agreement. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. The Company reimburses costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the years ended December 31, 2015 and 2014, the Company reimbursed $325,945 and $505,697 to MIT and $23,637 and $173,525 to Harvard, respectively. As of December 31, 2015 and 2014, the Company had accounts payable and accrued expenses of $168,726 and $65,529, respectively, associated with the reimbursement of costs to MIT and Harvard.

The License Agreement also contained a provision whereby after the date upon which $7,500,000 of funding which was met in April of 2013, MIT and other licensing institutions set forth in the License Agreement have a right to participate in certain future equity issuances by Enumeral. In addition, pursuant to that provision Enumeral may have to issue additional shares to MIT and other licensing institutions set forth in the License Agreement if Enumeral issues common stock at a price per share that is less than the fair market value per share of the common stock issued to MIT and such licensing institutions based upon a weighted average formula set forth in the License Agreement. In March 2013, Enumeral and MIT entered into a first amendment to the License Agreement to clarify how equity issuances were to be made thereunder. In July 2014, Enumeral and MIT entered into a second amendment to the License Agreement, pursuant to which MIT’s participation rights and anti-dilution rights under the license agreement were terminated. Other than the exchange of Enumeral’s common stock for the Company’s common stock in connection with the Merger, the Company did not issue any shares of common stock to MIT and such other licensing institutions in connection with the License Agreement in 2014.

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

Consulting Agreements

On April 19, 2011, Enumeral entered into a consulting agreement with Barry Buckland, Ph.D., a member of the board of directors. Pursuant to the original agreement, Dr. Buckland was compensated through the issuance of 159,045 shares of restricted common stock of Enumeral that vested on the following schedule: 25% on the execution of the contract, 25% on April 19, 2012 and the remaining 50% vesting in equal monthly installments through April 1, 2014. These shares were subsequently converted into 175,286 shares of the Company’s common stock in connection with the Merger. The term of the consulting agreement was three years. On February 11, 2013, the consulting agreement was amended so that Dr. Buckland would receive $75,000 per year for a period of one year. On August 14, 2013, the consulting agreement was amended so that Dr. Buckland would receive $37,500 per year for a period of one year. In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which supersedes the previous consulting agreement, and pursuant to which Dr. Buckland will serve as Chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the years ended December 31, 2015 and 2014, the Company recognized $32,000 and $32,667 of expense, respectively, related to the consulting agreement and SAB Agreement.

On September 20, 2013, Enumeral entered into a consulting agreement with Allan Rothstein and Norman Rothstein (collectively the “Rothstein Consultants”). Pursuant to the consulting agreement, Allan Rothstein was elected as a member of the Board of Directors of Enumeral. The Rothstein Consultants were compensated through the issuance of 1,000,000 shares of restricted common stock of Enumeral, with one third vesting upon the execution of the consulting agreement, one third vesting on December 10, 2013 and one third vesting on March 10, 2014. These shares were subsequently converted into 1,102,121 shares of the Company’s common stock in connection with the Merger. The consulting agreement had a term of two years, but was terminated on July 30, 2014. During the years ended December 31, 2015 and 2014, the Company recognized $0 and $90,000 of restricted stock compensation expense, respectively, related to the shares granted in this consulting agreement.

10 – EQUITY

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

11 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

As of December 31, 2015, there are 1,399,097 shares available for issuance under the 2014 Plan to eligible employees, non-employees directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

During the years ended December 31, 2015 and 2014, there were 3,444,000 and 1,922,626 stock options granted to employees, directors or consultants under the 2014 Plan, respectively, with weighted-average grant date fair values, using the Black-Scholes pricing model, of $0.31 and $0.63. The vesting of employee and director awards is generally time-based and the restrictions typically lapse 25% after 12 months and monthly thereafter for the next 36 months for employees and annually over three years for directors. In addition, certain option awards for employees provide for vesting of all or a portion of the shares underlying such option upon the achievement of certain milestones or performance-based criteria.

On March 24, 2016, the Compensation Committee of the Company’s Board of Directors granted an aggregate of 1,150,000 options to purchase shares of the Company’s common stock to employees of the Company.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date:

	Years ended December 31,
	2015	2014

Expected Volatility	104.1%-136.0%	99.0%
Risk-free interest rate	1.60%-2.22%	1.62%-1.72%
Expected term (in years)	6.00-9.59	6.00
Expected dividend yield	0%	0%

In July 2014, Enumeral modified the option grants of two former directors of Enumeral. As a result of this modification, 77,148 shares became fully vested and the Company incurred stock based compensation of $63,262 during the year ended December 31, 2014.

Stock option expense for employees was $707,325 and $339,415 for the years ended December 31, 2015 and 2014, respectively, while non-employee stock option expense was $18,474 and $25,951 for the years ended December 31, 2015 and 2014, respectively. The Company has an aggregate of $1,444,849 of unrecognized stock-based compensation expense as of December 31, 2015 to be amortized over a weighted average period of 2.73 years.

A summary stock option activity for the year ended December 31, 2015 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2014	2,730,963	$0.78	9.0	$763,281
Granted	3,444,000	$0.47
Exercised	(124,906)	$0.24
Canceled	(123,403)	$0.44
Outstanding at December 31, 2015	5,926,654	$0.62	9.0	$8,848
Exercisable at December 31, 2015	1,581,064	$0.62	8.1	$8,834

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date.

Restricted Stock

Restricted stock expense was $101,385 and $156,299 for the years ended December 31, 2015 and 2014, respectively.

A summary of restricted stock activity for the year ended December 31, 2015 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock at December 31, 2014	345,699	$0.23
Issuance of restricted stock	219,048	$0.30
Restrictions lapsed	(282,628)	$(0.29)
Balance of unvested restricted stock at December 31, 2015	282,119	$0.24

The Company has an aggregate of $51,074 of unrecognized restricted stock compensation expense as of December 31, 2015 to be amortized over a weighted average period of 0.6 years.

Warrants

As of December 31, 2015 and 2014, there were a total of 24,803,409 warrants outstanding to purchase shares of the Company’s common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank and are accounted for as a derivative liability warrants. The remaining 1,187,325 warrants do not require derivative liability accounting treatment.

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

PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the consolidated statement of operations. The estimated fair value of the warrants at December 31, 2015 was determined to be $2,130,822 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 3.58 years, 109.4% volatility, risk-free rate of 1.44%, and no expected dividends. The estimated fair value of the warrants at December 31, 2014 was determined to be $16,065,396 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 4.58 years, 99.8% volatility, risk-free rate of 1.53%, and no expected dividends. All 23,549,510 warrants were outstanding as of December 31, 2015 and 2014, respectively.

Square 1 Financing

In connection with the December 2011 Square 1 Financing, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of December 31, 2015 was determined to be $5,777 using the Black-Scholes pricing model and the following assumptions: expected term of 2.9 years, 104.6% volatility, and a risk-free rate of 1.31%. The estimated fair value of the warrants as of December 31, 2014 was determined to be $43,237 using the Black-Scholes pricing model and the following assumptions: expected term of 3.93 years, 99.8% volatility, and a risk-free rate of 1.375%. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of December 31, 2015 was determined to be $1,492 using the Black-Scholes pricing model and the following assumptions: expected term of 3.5 years, 104.6% volatility, and a risk-free rate of 1.42%. The warrants are classified as derivative liabilities in the accompanying balance sheets and measured at fair value on a recurring basis. The estimated fair value of these warrants as of December 31, 2014 was determined to be $10,169 using the Black-Scholes pricing model and the following assumptions: expected term of 4.45 years, 99.8% volatility, and a risk-free rate of 1.65%. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. As of December 31, 2015 and 2014, these warrants were outstanding and expire on December 5, 2018 and June 12, 2019.

Derivative Liability Re-Measurement

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants as of December 31, 2015 and 2014. The Company recorded income of $13,980,711 and $184,448 for the years ended December 31, 2015 and 2014, respectively, due to the change in the fair value of the warrants. Outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liabilities on the consolidated statements of operations.

Other Warrants

In April 2014, in connection with Enumeral’s Series B preferred stock offering, Enumeral compensated the placement agent through the issuance of a warrant for 38,259 shares of Enumeral Series B preferred stock. The estimated fair value of the warrant at the time of issuance was determined to be $49,854 using the Black-Sholes pricing model and the following assumptions: expected term of five years, exercise price of $2.125 per share, 74.6% volatility, and a risk-free rate of 1.72%. The Company recorded this value net against issuance cost in equity. In connection with the Merger in July 2014, this Series B preferred stock warrant was converted into a warrant to purchase 112,001 shares of the Company’s common stock. The exercise price of these warrants is $0.73 per share.

In April 2014, Enumeral issued warrants to two executive officers to purchase a total of 105,881 shares of Enumeral Series B preferred stock in connection with Enumeral’s Series B financing. These warrants were issued in relation to these executives taking a salary reduction prior to the Series B financing. The estimated fair value of the warrants at the time of issuance was determined to be $137,770 using the Black-Sholes pricing model and the following assumptions: expected term of five years, exercise price of $2.125 per share, 74.6% volatility, and a risk-free rate of 1.63%. These warrants vested over six months. During the year ended December 31, 2014, the Company recorded $137,770 of stock based compensation expense related to these warrants. In connection with the Merger in July 2014, these Series B warrants were converted into warrants to purchase 309,967 shares of the Company’s common stock. The exercise price of these warrants is $0.73 per share.

In April 2014, Enumeral issued warrants associated with Enumeral’s convertible promissory notes to purchase 694,443 shares of Enumeral common stock. The estimated fair value of the warrants at the time of issuance was determined to be $140,779 using the Black-Sholes pricing model and the following assumptions: expected term of ten years, exercise price of $0.27 per share, 67.6% volatility, and a risk-free rate of 2.61%. The Company recorded this value against equity. As part of the Merger, these warrants were converted into warrants to purchase 765,357 shares of the Company’s common stock. The exercise price of these warrants is $0.245 per share.

12 – INCOME TAX

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its gross deferred tax assets. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

Significant components of the Company’s net deferred tax asset at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$4,932,778	$3,045,692
Accrued expenses	482,130	253,576
Stock options	402,598	251,798
Tax credit carryforwards	748,255	413,691
Depreciation and amortization	(23,311)	(30,668)
Other	-	135
Capitalized R&D	4,070,458	2,386,506
Total gross deferred tax assets	10,612,908	6,320,730
Valuation allowance	(10,612,908)	(6,320,730)
Total deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $10,612,908 and $6,320,730 has been established at December 31, 2015 and 2014, respectively. The valuation allowance increased $4,292,178 and $2,835,936 during the years ended December 31, 2015 and 2014, respectively.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2015	2014
Income tax benefit computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	(14.8)%	3.8%
Non-deductible items	(139.2)%	(7.0)%
General business credits and other credits	(10.2)%	2.1%
Change in valuation allowance	130.5%	(34.5)%
Other	(0.3)%	1.6%
Effective tax rate	0.0%	0.0%

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $12,796,384 and $11,018,952, respectively, which begin to expire in 2030. As of December 31, 2015, the Company had federal and state research and development tax credit carryforwards of $466,599 and $358,038, respectively. These federal and state research and development tax credit carryforwards are available to reduce future income taxes payable and begin to expire in 2031 and 2026, respectively. As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $7,914,557 and $6,719,602, respectively, which begin to expire in 2030. As of December 31, 2014, the company had federal and state research and development tax credit carryforwards of $259,716 and $198,897, respectively. These federal and state research and development tax credit carryforwards are available to reduce future income taxes payable and begin to expire in 2031 and 2026, respectively.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There is currently no pending tax examination. The Company thus is still open under statute to potential examination from 2012 to the present. Earlier years may be examined to the extent that credit or loss-carry-forwards are used in it. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

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

13 – CONCENTRATIONS

During the year ended December 31, 2015, the Company recorded revenues to two customers of $1,100,000 (74%) and $389,385 (26%) in excess of 10% of the Company’s total revenues. During the year ended December 31, 2014, the Company recorded revenues to three customers of $75,714 (46%), $48,312 (30%) and $40,000 (24%) in excess of 10% of the Company’s total revenues. At December 31, 2015, accounts receivable consisted of amounts due from two customers which represented 67% and 33% of the outstanding accounts receivable balance. At December 31, 2014, accounts receivable consisted of amounts due from one customer which represented 100% of the outstanding accounts receivable balance.

EXHIBIT INDEX

The Company is filing as part of this Annual Report on Form 10-K the following exhibits:

Exhibit Number	Description
10.31§	Collaborative Research and Development Agreement, dated as of January 11, 2016, by and between Enumeral Biomedical Holdings, Inc. and the University of Texas M.D. Anderson Cancer Center.
10.35§	Amendment No. 1 to Study Agreement, dated as of February 16, 2016, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp.
10.37†	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Kevin G. Sarney
10.38†	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Anhco Nguyen, Ph.D.
21.1	Subsidiaries of Enumeral Biomedical Holdings, Inc.
23.1	Consent of Friedman LLP
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files of Financial Statements and Notes.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.