Form 10-K/A
period 2015-12-31
Enumeral Biomedical Holdings, Inc.
filed 2016-04-27
CIK 1561551

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 52,073,481 shares of common stock are issued and outstanding as of April 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enumeral Biomedical Holdings, Inc. (the “Company”) filed its Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2016. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) that the Company expected to file with the SEC no later than 120 days after the end of the fiscal year covered by the 2015 Form 10-K. Because a definitive 2016 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2015 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Parts I, II or IV of the original 2015 Form 10-K, other than to update information provided in the Exhibit List under Part IV, Item 15(b) of the original 2015 Form 10-K. The complete text of Items 10 through 14 of Part III and Item 15 of Part IV, each as amended and restated, is included in this Form 10-K/A. Except for the foregoing amended and restated information, this Form 10-K/A does not amend, update or change any other information presented in the original 2015 Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors as of April 27, 2016:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer	Director Class (if applicable)
John J. Rydzewski	63	Executive Chairman of the Board	July 31, 2014	I
Arthur H. Tinkelenberg, Ph.D.	49	President, Chief Executive Officer and Director	July 31, 2014	I
Anhco Nguyen, Ph.D.	43	Vice President of Research and Development	July 31, 2014	-
Kevin G. Sarney	51	Vice President of Finance, Chief Accounting Officer and Treasurer	July 31, 2014	-
Barry Buckland, Ph.D.	68	Director	July 31, 2014	II
Robert J. Easton	71	Director	July 30, 2015	III
Allan P. Rothstein	58	Director	July 31, 2014	II
Paul J. Sekhri	58	Director	December 16, 2014	III
Robert L. Van Nostrand	59	Director	December 1, 2014	III

Our board of directors is divided into three classes, designated Class I, Class II and Class III. Each class consists, as nearly as may be possible, of one-third of the total number of directors constituting the entire board of directors. Class I directors were elected initially for a one-year term which expired at the 2015 Annual Meeting of Stockholders, Class II directors were elected initially for a two-year term which will expire in 2016 and Class III directors were elected initially for a three-year term which will expire in 2017. At each succeeding annual meeting of stockholders beginning with this annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for a three-year term. If the number of directors is changed, any increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class will hold office for a term that will coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director.

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

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

John J. Rydzewski – Executive Chairman of the Board of Directors and Co-Founder

Mr. Rydzewski has served as the Executive Chairman of our board of directors since the Merger (as defined below), and prior thereto served as a director of Enumeral Biomedical Corp. (“Enumeral”) since September 2010 and as Executive Chairman of Enumeral’s board since October 2011. From July 2006 to September 2011, Mr. Rydzewski was managing director of Christofferson, Robb & Co., an investment firm where he monetized life-sciences intellectual property covering large and small molecule therapeutics. His banking career included partnership responsibilities at Benedetto, Gartland & Co., an investment bank serving corporate and institutional clients, and officer positions in the merchant banking and healthcare specialty finance units of Kidder, Peabody & Co. Incorporated and Dean Witter Reynolds Inc. Prior to banking, he was a manager in the Bankruptcy Services Group of Price Waterhouse & Co., and he also previously held positions in industry. He has previously served as a director of publicly traded and privately held healthcare companies, and he currently serves as a director of Fidelis Care, Inc., a provider of health insurance coverage. Mr. Rydzewski is also Co-Chairman of the Board of Advisors of the RAND Corporation’s health policy research unit. He received an M.B.A. and a B.S. in Economics with Honors from The Wharton School of the University of Pennsylvania. The board of directors has concluded that Mr. Rydzewski should serve on our board because of his significant life sciences industry experience as an institutional investor, investment banker and corporate director.

Arthur H. Tinkelenberg, Ph.D. – President, Chief Executive Officer, Director and Co-Founder

Dr. Tinkelenberg has served as our President and Chief Executive Officer and a member of our board of directors since the Merger, and prior thereto was President, Chief Executive Officer and a director of Enumeral since September 2010. From 2003 through 2009, Dr. Tinkelenberg was a partner at Ascent Biomedical Ventures, a life sciences venture capital firm focused on early stage biomedical technologies, where he was responsible for originating and managing numerous biotechnology and medical device company investments. From January 2001 through July 2002, he served in the healthcare corporate finance and mergers and acquisitions group of Robertson Stephens. Prior to industry, Dr. Tinkelenberg conducted research in lipid metabolism, genomics, biochemistry, and cell biology as a Research Scientist at Columbia University from 1996 through 2000. He is a published author and inventor on a number of patents from projects initiated by him during his tenure in academic research. He received his Ph.D. in molecular genetics from The Rockefeller University and his B.A. in Biology from Grinnell College. The board of directors has concluded that Dr. Tinkelenberg should serve on our board because of his significant experience in the life sciences industry as an investment banker and venture capitalist, as well as his previous life sciences academic research.

Anhco Nguyen, Ph.D. - Vice President of Research and Development

Dr. Nguyen has served as our Vice President of Research and Development since the Merger, and prior thereto held positions of increasing responsibility since joining Enumeral in January 2012. Dr. Nguyen leads our research and development team and is responsible for both our proprietary discovery and corporate partnership programs. He participates with our business development team in structuring new research collaboration initiatives. He brings to this role significant industry experience in the development of therapeutic antibodies for treatment of cancer and multiple sclerosis, including as staff scientist at Forma Therapeutics from June 2009 to January 2012, and as staff scientist at Genzyme Corp. from June 2006 to May 2009. He completed postdoctoral training at MIT’s Cancer Center and was the recipient of a Presidential Postdoctoral Fellowship, which he completed at the Novartis Institute for Biomedical Research. He received his Ph.D. in Immunology from Washington University and his A.B. in Biology from Harvard College. He has co-authored numerous articles in the fields of cancer and immunology.

Kevin G. Sarney – Vice President of Finance, Chief Accounting Officer and Treasurer

Kevin G. Sarney has served as our Vice President of Finance, Chief Accounting Officer and Treasurer since the Merger. From September 2013 to July 2014, Mr. Sarney served as Vice President, Finance and Administration for Avaxia Biologics, Inc., a privately-held clinical-stage biopharmaceutical company developing gut-targeted therapeutics. Prior to joining Avaxia, Mr. Sarney provided financial consulting services to various life sciences companies from May 2009 to August 2013, including at Helicos BioSciences Corporation, a publicly traded medical device sequencing company, from December 2009 to May 2010 and at Archemix Corp., a privately held aptamer therapeutics company, from June 2010 to February 2012. In addition, from February 2012 to August 2013, Mr. Sarney provided consulting services for various life sciences companies, including Tetraphase Pharmaceuticals, Inc., Tesaro Inc., Karyopharm Therapeutics Inc., and Genocea Biosciences, Inc. From March 2005 to April 2009, Mr. Sarney held positions of increasing responsibility at NitroMed, Inc., a publicly traded cardiovascular-focused pharmaceutical company, culminating as Corporate Controller and Principal Accounting Officer. Mr. Sarney earned a B.S. in business management from the University of Hartford, an M.B.A. from Boston University, and an M.A. in accounting from Suffolk University. Mr. Sarney is a certified public accountant in the Commonwealth of Massachusetts.

Barry Buckland, Ph.D. – Director, Co-Founder and Chairman of the Scientific Advisory Board

Dr. Buckland has been a member of our board of directors since the Merger and prior thereto served as member of the board of directors of Enumeral since December 2009. Dr. Buckland’s career in the pharmaceutical industry includes his leadership of Merck’s bioprocess Research and Development Group, which saw the market launch of major biological products, including Gardasil, Rotateq, and Zostavax. Since May 2009, Dr. Buckland has been the Chief Executive Officer of BiologicB LLC, a consulting firm working with biotechnology and vaccine products. Dr. Buckland is a member of the supervisory board of Mucosis BV, a privately held Netherlands company focused on developing a proprietary mucosal vaccine technology platform. Dr. Buckland also serves on the board of directors for Engineering Conferences International, a not-for-profit global engineering conferences program. Dr. Buckland is the recipient of numerous awards, among them the Donald Medal, UK Institute of Chemical Engineering in 2002, Prix Galien award as a member of the team that received the Vaccine Award for Gardasil in 2007, the Marvin Johnson award by ACS for lifetime contribution to Biotechnology in 2008, and the PhRMA Discoverer of the Year for development of the Merck HPV vaccine (along with Eliav Barr and Kathrin Jansen) in 2009. He has chaired multiple International Conferences related to Bioprocess Research and Development and Vaccine Technology and is an author on over 70 papers. He has been a Visiting Professor at University College London since 1995. Dr. Buckland earned his Ph.D. in Biochemical Engineering at University College London in 1974. The board of directors has concluded that Dr. Buckland should serve on our board because of his significant experience in the pharmaceutical and biotechnology industries.

Robert J. Easton – Director

Mr. Easton has been a member of our board of directors since 2015. He is a recognized leader in the life sciences and healthcare industries, having led strategy development and supervised opportunity assessments for hundreds of clients across the globe, including large and specialty pharmaceutical companies, early-stage and publicly traded biopharmaceutical companies, and diagnostics businesses. Mr. Easton currently serves as Co-chairman of Bionest Partners, Inc., a consulting firm he co-founded that specializes in strategic planning for pharmaceutical, medical device and diagnostic companies. Prior to co-founding Bionest Partners, Mr. Easton built and led two consulting firms, Easton Associates and The Wilkerson Group, which provided advisory services in the healthcare, pharmaceuticals and medical products industries. Previously, Mr. Easton spent 12 years in various management roles at Union Carbide and Union Carbide Europe, including in marketing and engineering in the clinical diagnostics business unit. Mr. Easton has served since 2002 on the Board of Directors of Cepheid, a molecular diagnostics company, where he also serves on the Compensation Committee and the Nominating and Governance Committee. He currently serves as chairman of the New York Biotechnology Association, and also serves on the Board of Advisors of the Global Cardiovascular Innovation Center at the Cleveland Clinic. Mr. Easton holds B.S. and B.A. degrees in chemical engineering from Rice University, and an M.B.A. from Harvard University. Mr. Easton serves as Chairman of our Audit Committee. The board of directors has concluded that Mr. Easton should serve on our board because of his significant experience in the life sciences and healthcare industries.

Allan P. Rothstein – Director

Mr. Rothstein has been a member of our board of directors since the Merger, and prior thereto served as member of the board of directors of Enumeral since September 2013. Since April 2004, Mr. Rothstein has owned and managed Hedge Capital Partners LLC, an investment vehicle for venture capital, portfolio management and asset management.  Mr. Rothstein has also owned Shizoom LLC, a business funding company, since it was formed in March 2013.  Mr. Rothstein has served as founder and president of Empire Spirits Project, Inc., a New York-based distillery, since 2013.  Since April 2015, Mr. Rothstein has also served as a partner and Chairman of The Agency Worx LLC, which specializes in staffing, recruitment and relationship management.  From September 2010 to August 2011, Mr. Rothstein was head of trading at Centurion Partners.  Mr. Rothstein served as a principal of Healthcare Recovery Services LLC, which services financial aspects and enhances revenue cycles of hospitals and other healthcare service enterprises, from December 2011 through November 2014.  From 2002 through 2007, Mr. Rothstein was co-founder and Chairman of NanoDynamics Inc.  He has served as a member of the National Nanotechnology Business Alliance and the New York Nanotechnology Business Alliance advisory boards and the Dean’s Council of the Graduate School of SUNY Stonybrook.  Mr. Rothstein has over 30 years’ experience in the financial industry, having started his career at Shearson Loeb Rhoades where he handled arbitrage lines for domestic and international customers.  In 1982, he became a member of the New York Futures Exchange.  In 1990 he joined Fahnestock & Company (presently, Oppenheimer & Company) as a Nasdaq market maker.  In his role as Senior Vice President and co-head of Nasdaq Trading, Mr. Rothstein was responsible for trading in over 500 markets, oversight of all Nasdaq market making and trading systems construction and integration.  Mr. Rothstein graduated as a Benjamin Franklin Scholar from The University of Pennsylvania, magna cum laude, in 1980. The board of directors has concluded that Mr. Rothstein should serve on our board because of his significant experience as an investor in, and advisor to, emerging technology companies.

Paul J. Sekhri – Director

Mr. Sekhri has been a member of our board of directors since December 2014. Since February 2015, Mr. Sekhri has served as President and Chief Executive Officer and a member of the board of directors of Lycera Corp., a biopharmaceutical company that is developing medicines to treat cancer and autoimmune disease. From April 2014 to February 2015, Mr. Sekhri was Senior Vice President, Integrated Care at Sanofi S.A., a multinational pharmaceutical company, where he led the company’s efforts to create innovative solutions and business models to meet patient needs. Prior to Sanofi, Mr. Sekhri served from June 2013 to March 2014 as Group Executive Vice President, Global Business Development and Chief Strategy Officer for Teva Pharmaceutical Industries, Ltd., a multinational pharmaceutical company. From January 2009 to May 2014, Mr. Sekhri served as Operating Partner and Head of the Biotechnology Operating Group at TPG Biotech, the life sciences venture capital arm of TPG Capital. From 2004 to 2009, Mr. Sekhri was Founder, President, and Chief Executive Officer of Cerimon Pharmaceuticals, Inc. Prior to founding Cerimon, Mr. Sekhri was President and Chief Business Officer of ARIAD Pharmaceuticals, Inc. from 2003 to 2004. From 2002 to 2003, Mr. Sekhri was a partner at New Leaf Ventures, where he focused on healthcare investments. From 1999 to 2003, Mr. Sekhri held various positions at Novartis Pharma AG, including Senior Vice President and Head of Global Search and Evaluation, Business Development and Licensing. Mr. Sekhri serves on the board of directors of Veeva Systems Inc., a publicly-held cloud-based software company focused on the life sciences industry. Mr. Sekhri is also a member of the board of directors of Ascendancy Healthcare Inc., a privately held company focused on the development and registration of pharmaceutical products in China and other high-growth Asian markets. Mr. Sekhri serves on the board of directors of the non-profit Cancer Research Institute, the BioExec Institute, Inc., the Industry Advisory Board of the Michael J. Fox Foundation, the TB Alliance, the Tectonic Theatre Project, and Young Concert Artists, Inc. Mr. Sekhri is a member of the Patrons Council of Carnegie Hall, where he served as a member of the Board of Trustees from 2010 to 2012. Mr. Sekhri holds a B.S. in Zoology from the University of Maryland. The board of directors has concluded that Mr. Sekhri should serve on our board because of his significant experience as a senior executive and director in the life sciences industry.

Robert L. Van Nostrand – Director

Mr. Van Nostrand has been a member of our board of directors since December 2014. Since 2010, Mr. Van Nostrand has served as an advisor and board member to several biotechnology companies. From January 2010 to July 2010, Mr. Van Nostrand was Executive Vice President and Chief Financial Officer of Aureon Laboratories, Inc., a pathology life sciences company. Prior to joining Aureon Laboratories, Mr. Van Nostrand served as Executive Vice President and Chief Financial Officer of AGI Dermatics, Inc., a private biotechnology company, from July 2007 to September 2008, at which time the company was acquired. From May 2005 to July 2007, Mr. Van Nostrand served as the Senior Vice President and Chief Compliance Officer of OSI Pharmaceuticals, Inc. a biotechnology company, where he previously served as Vice President and Chief Financial Officer from December 1996 through May 2005, and as Vice President, Finance and Administration prior to that. He also served as OSI’s Treasurer from March 1992 to May 2005, and as Secretary from March 1995 to January 2004. Mr. Van Nostrand joined OSI as Controller and Chief Accounting Officer in September 1986. Prior to joining OSI, Mr. Van Nostrand served in a managerial position with the accounting firm of Touche Ross & Co. (now Deloitte). Mr. Van Nostrand serves on the board of directors of Achillion Pharmaceuticals, Inc., a publicly-held biotechnology company, where he is chairman of the audit committee and a member of the compensation committee. Mr. Van Nostrand also serves on the board of directors and is chairman of the audit committee of Intra-Cellular Therapies, Inc. and Metabolix, Inc., both publicly-held biotechnology companies. In addition, Mr. Van Nostrand is chairman of the board of directors at Metabolix. Mr. Van Nostrand is on the board of the Biomedical Research Alliance of New York, a private company providing clinical trial services, as well as the Board of the New York Biotechnology Association, where he previously served as chairman. In addition, he is on the Foundation Board of Farmingdale University. Mr. Van Nostrand holds a B.S. in Accounting from Long Island University, New York, and he is a Certified Public Accountant. The board of directors has concluded that Mr. Van Nostrand should serve on our board because of his significant experience as a senior executive and director in the life sciences industry.

Daniel B. Wolfe, Ph.D., resigned from our board on July 30, 2015.

Director Relationships and Arrangements

Except for Messrs. Easton, Rydzewski, Sekhri and Van Nostrand, none of our current directors or executive officers have served as a director of another public company within the past five years.

On July 31, 2014, our wholly owned subsidiary, Enumeral Acquisition Corp. (“Acquisition Sub”) merged (the “Merger”) with and into Enumeral. Enumeral was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding shares of Enumeral stock were converted into shares of our common stock. Also on July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units of our securities, at a purchase price of $1.00 per unit, each unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. In connection with the transactions pursuant to the Merger, certain stockholders of our company (holding a majority of our common stock), including all of the investors in the PPO, all of our pre-Merger stockholders and certain of the Enumeral stockholders (including all of its officers directors and principal stockholders) entered into a voting agreement in which they have agreed to vote their shares of our stock to maintain the composition of our board of directors (the “Voting Agreement”). The Voting Agreement will terminate on July 31, 2016.

To our knowledge, there are no arrangements or understandings between any director, director nominee or executive officer and any other person pursuant to which any person was selected as a director, director nominee or executive officer, other than the Voting Agreement. There are no family relationships between any of our directors, director nominees or executive officers. To our knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K during the last ten years that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers. In addition, to our knowledge, there are no pending legal proceedings to which any of the directors or executive officers is a party adverse to or has a material interest that is adverse to our company or Enumeral.

Board of Directors and Corporate Governance

While we are currently quoted on the over-the-counter market, we have adopted the corporate governance standards of a listed company on the Nasdaq Stock Market, or Nasdaq. These standards require that a majority of the members of our board of directors be “independent,” as Nasdaq defines that term, and that our board make an affirmative determination as to the independence of each director. Consistent with these rules, our board of directors undertook its annual review of director independence in April 2016. During the review, our board considered relationships and transactions during 2015 and during the past three fiscal years between each director or any member of his or her immediate family, on the one hand, and our company and its subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our board of directors determined that Dr. Buckland and Messrs. Easton, Sekhri, and Van Nostrand are independent under the criteria established by Nasdaq and by our board of directors.

Our board of directors held 7 meetings during 2015, and each incumbent director standing for election attended at least 75% of the meetings of the board and the meetings of those committees on which each incumbent director served, in each case during the period that such person was a director. The permanent committees established by our board of directors are the audit committee, the compensation committee, and the nominating and governance committee, descriptions of which are set forth in more detail below.

Each member of our board of directors is expected to participate, either in person or via teleconference, in meetings of the board and meetings of committees of which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. Although we do not have a written policy regarding directors’ attendance at annual meetings of stockholders, all directors are encouraged to attend. Four directors attended our annual meeting of stockholders in 2015.

Board Leadership Structure

Our board of directors is currently chaired by Mr. Rydzewski. The Board Chairman has authority, among other things, to call and preside over board of directors meetings, to set meeting agendas and to determine materials to be distributed to the board. We believe that having a Board Chairman separate from the chief executive officer can enhance the effectiveness of the board of directors as a whole. In addition, our board believes it should be able to freely select the Board Chairman based on criteria that it deems to be in our best interests and the interests of our stockholders, and therefore one person may, in the future, serve as both our Chief Executive Officer and Board Chairman.

The board has designated Mr. Van Nostrand as the lead independent director. We believe that the position of lead independent director reinforces the independence of the board in its oversight of our business and affairs. The lead independent director, among his other duties and responsibilities, serves as chairman at sessions of the independent and non-employee directors, and is the principal liaison between the independent and non-management directors and the Board Chairman, the President and Chief Executive Officer, and our senior management. The lead independent director consults with the Board Chairman regarding the schedule of board meetings, as well as the agenda and information to be presented at such meetings. When the Board Chairman is not present, the lead independent director acts as chairman of board meetings. Pursuant to the lead independent director charter, the individual holding that position must meet the independence requirements set forth in the applicable rules and listing standards of Nasdaq, or such other national securities exchange on which our securities are then listed.

Role of the Board in Risk Oversight

Our board of directors has an active role in overseeing management of our risks, which the board administers directly as well as through various standing committees of the board that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, including information regarding our credit, liquidity and operations and the risks associated with each. Our primary risks are currently associated with the development of our platform technology, including our ability to raise additional capital to complete the development and potential commercialization of product candidates using our platform technology. The audit committee of the board of directors has the responsibility to consider and discuss our major financial risk exposures and the steps that our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal controls over financial reporting. The nominating and governance committee of the board of directors monitors the effectiveness of our corporate governance guidelines, and manages risks associated with the independence of the board of directors and potential conflicts of interest. The compensation committee of the board of directors assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing management of such risks, the entire board of directors is regularly informed through committee reports about such risks.

Communicating with the Board of Directors

Stockholders can mail communications to our board of directors to our Corporate Secretary, Enumeral Biomedical Holdings, Inc., 200 CambridgePark Drive, Suite 2000, Cambridge, Massachusetts 02140, who will forward the correspondence to each addressee.

Board Committees

Audit Committee

The audit committee was established on August 4, 2014 and currently consists of Mr. Easton, as chairman, and Messrs. Sekhri and Van Nostrand. Mr. Easton was appointed to replace Dr. Wolfe in July 2015 in connection with Dr. Wolfe’s resignation from our board. Messrs. Sekhri and Van Nostrand were appointed to replace Dr. Buckland and Mr. Rothstein in February 2015. Dr. Buckland and Mr. Rothstein were appointed to the audit committee in August 2014 when the committee was formed following the Merger. The audit committee held 5 committee meetings during 2015.

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

Additionally, the SEC requires that at least one member of the audit committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our board of directors has determined that Mr. Van Nostrand satisfies the definition of “audit committee financial expert” in the rules and regulations of the SEC, and is an independent member of the board of directors and the audit committee. Our board had previously determined that Dr. Wolfe, during his service on the audit committee, also satisfied the definition of audit committee financial expert, and was an independent member of the board of directors and the audit committee.

Compensation Committee

The compensation committee was established on August 4, 2014 and currently consists of Mr. Sekhri, as chairman, and Dr. Buckland and Mr. Van Nostrand. Messrs. Sekhri and Van Nostrand were appointed to replace Mr. Rothstein and Dr. Wolfe in February 2015. Mr. Rothstein and Dr. Wolfe were appointed to the compensation committee in August 2014 when the committee was formed following the Merger. The compensation committee held 4 committee meetings during 2015.

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

Nominating and Governance Committee

The nominating and governance committee was established in February 2015 and currently consists of Dr. Buckland, as chairman, and Messrs. Sekhri and Van Nostrand. The nominating and governance committee conducted all of their business by written consent in 2015 and did not hold any committee meetings during 2015.

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

We do not have a formal policy in place with regard to the consideration of diversity of candidates for the board of directors, but the board of directors strives to nominate candidates with a variety of complementary skills so that, as a group, the board of directors will possess the appropriate talent, skills and expertise to oversee our business.

Code of Ethics and Business Conduct

We have adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code of ethics and business conduct is available under the Investors—Corporate Governance section of our corporate website at www.enumeral.com. A copy of the code of ethics and business conduct will also be provided to any person, without charge, upon written request sent to Enumeral Biomedical Holdings, Inc., 200 CambridgePark Drive, Suite 2000, Cambridge, Massachusetts 02140; Attention: Corporate Secretary. Any amendments to or waivers of the code of ethics and business conduct will be promptly posted on our website at www.enumeral.com or in a Current Report on Form 8-K, as required by applicable laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We registered our common stock under Section 12(g) of the Exchange Act on April 3, 2015. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the applicable period in 2015.

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our board of directors, as matter of appropriate corporate governance, reviews and approves all such transactions to the extent required by applicable rules and regulations. Generally, management would present any related person transactions proposed to be entered into by us to the board of directors for approval. The board may approve the transaction if it is deemed to be in the best interests of our stockholders and our company.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation Overview

Our compensation committee sets base salaries and bonuses and grants equity incentive awards to our executive officers. In setting base salaries and bonuses and granting equity incentive awards, our compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. The compensation committee also consults with the board of directors from time to time regarding compensation for our executive officers.

In 2015, our compensation committee engaged J. Thelander Consulting as its independent compensation consultant to review our executive compensation and director compensation and assess such compensation relative to comparable companies. J. Thelander Consulting worked with our compensation committee to determine a peer group of comparable companies, and review comparable compensatory arrangements for our executive officers and our board of directors and the committees thereof. Following consultation with J. Thelander Consulting, our compensation committee made certain adjustments to the compensatory arrangements of executive officers and the board of directors, as noted herein.

The material terms of the elements of our executive compensation program for 2015 are described below.

Base Salary

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

In May 2015, our compensation committee, following consultation with J. Thelander Consulting, increased Dr. Nguyen’s annual base salary to $275,000.

Performance Bonus

Each named executive officer is eligible for an annual performance cash bonus based upon the achievement of certain corporate and individual goals and objectives approved by our board or our compensation committee. Cash bonuses are based on the executive officer’s base salary.

All final bonus payments to our named executive officers are determined by our compensation committee, which retains full discretion to adjust individual target bonus awards. The actual bonuses, if any, awarded in a given year may vary from target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of our compensation committee.

Pursuant to their July 2014 Amended and Restated Employment Agreements, each of Dr. Tinkelenberg and Mr. Rydzewski is entitled to participate in bonus plans approved by our board or compensation committee, with a target incentive bonus percentage equal to 40% of their then-current annual base salary. In September 2015, our compensation committee awarded cash bonus payments to each of Dr. Tinkelenberg and Mr. Rydzewski in the amount of $105,000, representing their target bonus percentage of 40% of annual base salary, in recognition of corporate achievements in 2014. In May 2015, our compensation committee awarded a cash bonus payment to Dr. Nguyen in the amount of $25,000, representing over-achievement of his then-target bonus of 10% of annual base salary. Also in May 2015, our compensation committee, following consultation with J. Thelander Consulting, increased Dr. Nguyen’s target bonus percentage to 30% of his base salary.

Our compensation committee did not establish formal corporate goals and objectives in calendar year 2015.

Equity Incentives

Our equity incentive program is the primary vehicle for offering long-term incentives to our executives, although the compensation committee has the authority to award other forms of equity-based compensation under our stock incentive plan. We believe that grants of equity incentive awards provide our executives with a strong link to our long-term performance and create an ownership culture that helps align the interests of our executives and stockholders. In addition, the vesting feature of our equity incentive grants furthers our goal of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

In September 2015, following consultation with J. Thelander Consulting, our compensation committee awarded Dr. Tinkelenberg and Mr. Rydzewski options to purchase 880,000 and 720,000 shares of our common stock, respectively, at an exercise price of $0.36 per share. Fifty percent (50%) of the shares underlying these options vest and become exercisable in 48 equal monthly installments over 4 years from the date of grant, twenty-five percent (25%) of the shares shall vest and become exercisable, if at all, upon us entering into a collaboration agreement with either an academic institution or a corporate partner on terms acceptable to our board, and twenty-five percent (25%) of the shares shall vest and become exercisable, if at all, upon the closing of an equity financing transaction on terms acceptable to our board with gross proceeds to our company in excess of a specified amount.

Also in September 2015, again following consultation with J. Thelander Consulting, our compensation committee awarded Dr. Nguyen an option to purchase 400,000 shares of our common stock at an exercise price of $0.47 per share. This option vests and becomes exercisable in 48 equal monthly installments over 4 years from the date of grant.

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

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)		Bonus ($)		Option Awards ($)(1)		Total ($)
John J. Rydzewski	2015	262,500		105,000	(2)	216,235	(3)	583,735
Executive Chairman	2014	167,359	(4)	—		233,461	(5)	400,820
Arthur H. Tinkelenberg, Ph.D.	2015	262,500		105,000	(2)	264,287	(6)	631,787
President and Chief Executive Officer	2014	174,609	(4)	—		248,769	(7)	423,378
Anhco Nguyen, Ph.D. Vice President of Research and	2015	241,597	(8)	25,000	(9)	156,860	(10)	423,457
Development	2014	162,083	(11)	43,885	(12)	94,804	(13)	300,772

(1)	These amounts represent the aggregate grant date fair value of (a) stock option awards granted in fiscal years 2015 and 2014 under our 2014 Equity Incentive Plan and (b) with respect to Mr. Rydzewski and Dr. Tinkelenberg, warrants to purchase shares of Enumeral Series B Preferred Stock granted in fiscal 2014, as further detailed in notes (4), (5) and (7) below. In all cases, these amounts are computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“Topic 718”). These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during fiscal years 2015 and 2014, and there can be no assurance that the Topic 718 amount will ever be realized. A description of the assumptions we used for purposes of determining grant date fair value is set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. The named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options or warrants, as applicable.

(2)	These amounts reflect bonuses paid in 2015 for service in calendar year 2014, representing the target bonus of 40% of annual salary.

(3)	This amount reflects a September 28, 2015 grant of 720,000 incentive stock options to purchase shares of our common stock.

(4)	During the first half of 2014, Mr. Rydzewski and Dr. Tinkelenberg each agreed to a reduction in salary until such time as Enumeral obtained at least $2 million in proceeds in connection with either a financing transaction or a corporate collaboration or similar arrangement. Mr. Rydzewski’s and Dr. Tinkelenberg’s full salaries were restored in connection with the Merger. In relation to this salary reduction, Mr. Rydzewski and Dr. Tinkelenberg received warrants to purchase 47,058 and 58,823 shares of Enumeral Series B Preferred Stock, respectively, as further detailed in notes (5) and (7) below. In connection with the Merger, Mr. Rydzewski’s and Dr. Tinkelenberg’s Enumeral Series B Preferred Stock warrants were converted into warrants to purchase 137,762 and 172,204 shares of the Company’s common stock, respectively.

(5)	This amount reflects (a) $172,230 related to a July 31, 2014 grant of 300,000 incentive stock options to purchase shares of our common stock and (b) $61,231 related to the grant of warrants to purchase 47,058 shares of Enumeral Series B Preferred Stock, as detailed in Note (4) above.

(6)	This amount reflects a September 28, 2015 grant of 880,000 incentive stock options to purchase shares of our common stock.

(7)	This amount reflects (a) $172,230 related to a July 31, 2014 grant of 300,000 incentive stock options to purchase shares of our common stock and (b) $76,539 related to the grant of warrants to purchase 58,823 shares of Enumeral Series B Preferred Stock, as detailed in Note (4) above.

(8)	On May 15, 2015, the compensation committee increased Dr. Nguyen’s annual salary from $185,000 to $275,000.

(9)	This amount reflects a bonus paid in 2015 for service in calendar year 2014, representing over-achievement of Dr. Nguyen’s then-target bonus of 10% of annual base salary.

(10)	This amount reflects a September 22, 2015 grant of 400,000 incentive stock options to purchase shares of our common stock.

(11)	As of July 29, 2014, Dr. Nguyen’s annual salary was increased from $145,000 to $185,000.

(12)	This amount reflects a bonus paid in mid-2014 for service in calendar year 2013, as well as additional achievements in the first half of calendar year 2014, representing over-achievement of Dr. Nguyen’s then-target bonus of 10% of annual base salary.

(13)	This amount reflects (a) a July 18, 2014 grant of 28,655 incentive stock options to purchase shares of our common stock and (b) a July 31, 2014 grant of 90,000 incentive stock options to purchase shares of our common stock.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2015, we have one compensation plan, the Enumeral Biomedical Holdings, Inc. 2014 Equity Incentive Plan, or the 2014 Plan. The 2014 Plan was approved by our stockholders on July 31, 2014 and provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units. The table below provides information with respect to the outstanding equity awards of Mr. Rydzewski, Dr. Tinkelenberg and Dr. Nguyen as of December 31, 2015.

	Option Awards								Stock Awards
Name	Number of Securities Under- lying Unexer- cised Options Exercis- able (#)		Number of Securities Under- lying Unexer- cised Options Unexer- cisable (#)		Number of Securities Under- lying Unexer- cised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
John J.	22,500	(1)	337,500	(1)	360,000	(1)	0.36	09/27/2025	74,393	(2)	17,029	(3)
Rydzewski	37,510	(4)	62,490	(4)	200,000	(4)	1.00	07/30/2024
Arthur H.	27,501	(5)	412,499	(5)	440,000	(5)	0.36	09/27/2025	74,393	(2)	17,029	(3)
Tinkelenberg, Ph.D.	37,510	(4)	62,490	(4)	200,000	(4)	1.00	07/30/2024	—		—
Anhco Nguyen, Ph.D.	25,002	(6)	374,998	(6)	—		0.47	09/21/2025	—		—
	30,634	(7)	9,366	(7)	50,000	(7)	1.00	07/30/2024	—		—
	17,910	(8)	10,745	(8)	—		1.00	07/17/2024	—		—
	33,063	(9)	—		16,532	(9)	0.245	07/25/2023	—		—
	35,360	(10)	459	(10)	—		0.245	10/26/2022	—		—
	30,849	(11)	4,970	(11)	—		0.245	10/26/2022	—		—

(1)	Consists of incentive stock options granted on September 28, 2015 for (a) 360,000 shares of our common stock which vest monthly over 48 equal monthly installments, beginning on October 28, 2015, and (b) 360,000 shares of our common stock which vest upon satisfactory achievement of performance-based objectives. These objectives have not yet been met.

(2)	Represents the unvested portion of restricted stock awards made to each of Mr. Rydzewski and Dr. Tinkelenberg in the amount of 324,000 shares of Enumeral common stock granted under the Enumeral 2009 Equity Incentive Plan (the “2009 Plan”) as of January 2, 2013, of which 13,500 shares were immediately vested upon grant and the balance vests in 46 equal monthly installments beginning on January 26, 2013. In connection with the Merger, Mr. Rydzewski’s and Dr. Tinkelenberg’s Enumeral restricted stock awards were each converted into restricted stock awards for 357,086 shares of our common stock under the 2014 Plan.

(3)	The market value of the unvested shares of restricted stock is calculated based on a market value of $0.229 per share (the closing price of our common stock on the OTCQB on December 31, 2015) multiplied by the number of shares.

(4)	Consists of incentive stock options granted on July 31, 2014 for (a) 100,000 shares of our common stock, which vest monthly over four years in 48 equal monthly installments, beginning on July 31, 2014, and (b) 200,000 shares of our common stock which vest upon satisfactory achievement of performance-based objectives. These objectives have not yet been met.

(5)	Consists of incentive stock options granted on September 28, 2015 for (a) 440,000 shares of our common stock which vest monthly over 48 equal monthly installments, beginning on October 28, 2015, and (b) 440,000 shares of our common stock which vest upon satisfactory achievement of performance-based objectives. These objectives have not yet been met.

(6)	Consists of incentive stock options granted on September 22, 2015 for 400,000 shares of our common stock which vest monthly over 48 equal monthly installments, beginning on October 22, 2015.

(7)	Consists of incentive stock options granted on July 31, 2014 for 90,000 shares of our common stock, of which (a) 15,000 options vest monthly over four years in 48 equal monthly installments, beginning on July 31, 2014, and (b) 75,000 options vest upon satisfactory achievement of performance-based objectives. Some of these objectives have been met.

(8)	Consists of incentive stock options originally granted on July 18, 2014 to purchase 26,000 shares of Enumeral common stock under the 2009 Plan at an exercise price of $1.102 per share, which vest monthly over four years in 48 equal monthly installments, beginning on July 25, 2013. In connection with the Merger, these options were converted into incentive stock options to purchase 28,655 shares of our common stock under the 2014 Plan at an exercise price of $1.00 per share, on the same vesting terms.

(9)	Consists of incentive stock options originally granted on July 25, 2013 to purchase 45,000 shares of Enumeral common stock under the 2009 Plan at an exercise price of $0.27 per share, which vest upon satisfactory achievement of performance-based objectives. In connection with the Merger, these options were converted into incentive stock options to purchase 49,595 shares of our common stock under the 2014 Plan at an exercise price of $0.245 per share, on the same vesting terms. Some of these objectives have been met.

(10)	Consists of incentive stock options originally granted on October 26, 2012 to purchase 32,500 shares of Enumeral common stock under the 2009 Plan at an exercise price of $0.27 per share. In connection with the Merger, these options were converted into incentive stock options to purchase 35,819 shares of our common stock under the 2014 Plan at an exercise price of $0.245 per share, of which 23,878 options vest monthly over four years in 48 equal monthly installments, beginning on November 26, 2012, and 11,941 options vest upon satisfactory achievement of performance-based objectives. All of these objectives have been met.

(11)	Consists of incentive stock options originally granted on October 26, 2012 to purchase 32,500 shares of Enumeral common stock under the 2009 Plan at an exercise price of $0.27 per share. In connection with the Merger, these options were converted into incentive stock options to purchase 35,819 shares of our common stock under the 2014 Plan at an exercise price of $0.245 per share, of which 3,857 options vested on October 26, 2012, 5,511 options vested on January 4, 2013, 16,532 options vested over three years in 36 equal monthly installments, beginning on February 4, 2013, and 9,919 options vest upon satisfactory achievement of a performance-based objective. The performance-based objective has been met.

The following table sets forth certain information with respect to grants of stock options to the Named Executive Officers during fiscal year 2015:

GRANTS OF PLAN BASED AWARDS TABLE
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value ($)(1)

John J. Rydzewski	09/28/2015	720,000	0.36	216,235

Arthur H. Tinkelenberg, Ph. D.	09/28/2015	880,000	0.36	264,287

Anhco Nguyen, Ph.D.	09/22/2015	400,000	0.47	156,860

(1)	These amounts represent the aggregate grant date fair value of stock option awards granted in fiscal year 2015 under our 2014 Equity Incentive Plan. These amounts are computed in accordance with FASB ASC Topic 718. A description of the assumptions used for purposes of determining grant date fair value is set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. The named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options or warrants, as applicable.

Employment Agreements

John J. Rydzewski

On July 21, 2014, Enumeral and Mr. Rydzewski amended and restated his existing employment agreement, dated as of October 1, 2011. His amended and restated employment agreement provides, following the closing of the Merger and PPO, for (i) a term of employment of two years from July 21, 2014 that automatically renews for additional two-year terms unless terminated by Enumeral or Mr. Rydzewski, (ii) a base salary of $262,500, (iii) entitlement to participate in bonus plans which are approved by the board for Enumeral employees generally, with a target incentive bonus percentage equal to 40% of his then-current annual salary, (iv) an incentive stock option award to purchase 100,000 shares of Enumeral’s or, if applicable, the Company’s common stock with an exercise price equal to the fair market value of Enumeral’s common stock as determined by Enumeral’s board of directors and vesting in 48 equal monthly installments over 4 years beginning on July 31, 2014, (v) an incentive stock option award to purchase 200,000 shares of Enumeral’s or, if applicable, the Company’s common stock with an exercise price equal to the fair market value of Enumeral’s common stock as determined by Enumeral’s board of directors and vesting subject to performance-based criteria set forth in the employment agreement, and (vi) a warrant to purchase 47,058 shares of Enumeral’s Series B Preferred Stock subject to vesting conditions set forth in the employment agreement and exercisable at $2.125 per share.

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

Arthur H. Tinkelenberg, Ph.D.

On July 21, 2014, Enumeral and Dr. Tinkelenberg amended and restated his existing employment agreement, dated as of July 1, 2010. His amended and restated employment agreement provides, following the closing of the Merger and PPO, for (i) a term of employment of two years from July 21, 2014 that automatically renews for additional two-year terms unless terminated by Enumeral or Dr. Tinkelenberg, (ii) a base salary of $262,500, (iii) entitlement to participate in bonus plans which are approved by the Board for Enumeral employees generally, (iv) an incentive stock option award to purchase 100,000 shares of Enumeral’s or, if applicable, the Company’s common stock with an exercise price equal to the fair market value of Enumeral’s common stock as determined by Enumeral’s board of directors and vesting in 48 equal monthly installments over 4 years beginning on July 31, 2014, (v) an incentive stock option award to purchase 200,000 shares of Enumeral’s or, if applicable, the Company’s common stock with an exercise price equal to the fair market value of Enumeral’s common stock as determined by Enumeral’s board of directors and vesting subject to performance-based criteria set forth in the employment agreement, and (vi) a warrant to purchase 58,823 shares of Enumeral’s Series B Preferred Stock subject to vesting conditions set forth in the employment agreement and exercisable at $2.125 per share.

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

Anhco Nguyen, Ph.D.

Dr. Nguyen was initially hired as our Research Director pursuant to an offer letter dated December 17, 2011. Dr. Nguyen has subsequently been promoted to increasing roles of responsibility within our company, and now serves as our Vice President of Research and Development. On March 24, 2016, we entered into a new employment letter with Dr. Nguyen (the “Nguyen Agreement”), which states our desire to continue to employ Dr. Nguyen in his position and confirms the terms of his employment including, among other things, certain benefits in the event his employment with our company is terminated. The Nguyen Agreement provides that Dr. Nguyen will continue to serve as our Vice President of Research and Development, reporting to our President and Chief Executive Officer. Dr. Nguyen will continue to receive a base salary at the rate of $275,000 per annum, and he will continue to be eligible to earn a target bonus up to 30% of his base salary, based on the achievement of corporate objectives as determined by our board or our compensation committee.

Pursuant to Dr. Nguyen’s original December 2011 offer letter, Dr. Nguyen received an incentive stock option to purchase 32,500 shares of Enumeral common stock, which were converted into 35,819 shares of our common stock in connection with the Merger. With respect to this option grant, 9,000 of the original Enumeral shares granted were to vest upon the satisfactory achievement of performance-based objectives, with the remainder of shares vesting on a time-based schedule.

As Dr. Nguyen progressed in our company, he has been awarded additional equity grants. See “Outstanding Equity Awards at Fiscal Year-End” above for a description of these awards. Contemporaneous with the closing of the Merger and PPO, Dr. Nguyen’s options to purchase shares of Enumeral common stock were converted into options to purchase shares of our common stock.

Potential Payments upon Termination or Change in Control

Employment Agreements of Mr. Rydzewski and Dr. Tinkelenberg

If Mr. Rydzewski’s or Dr. Tinkelenberg’s employment were terminated for cause, death, disability or if they resign for any reason (other than resignation for Good Reason, as such term is defined below), their employment agreements provide that such executive would have received the following:

•	any accrued but unpaid salary through the date of termination plus any accrued vacation;

•	any earned and declared but unpaid bonus for the most recently completed year;

•	reimbursement of any unreimbursed expenses; and

•	benefits in accordance with the terms of the applicable plans and programs of the Company.

In addition, all of the executive’s unvested restricted stock or options shall immediately be forfeited and be cancelled.

If Mr. Rydzewski’s or Dr. Tinkelenberg’s employment is terminated by us other than for Cause or by Mr. Rydzewski or Dr. Tinkelenberg for Good Reason where a Change in Control has not occurred (as such terms are defined below), and provided that the executive executes our form of termination and release agreement, the executive will be entitled to the following:

•	base salary for the greater of twelve months or the remaining time until two years from the date of the closing of the Merger and PPO (the “Severance Period”);

•	all earned and declared but unpaid bonuses which are due and payable, including a pro rata portion of the current year’s potential bonus, calculated based on the then-current target bonus percentage (but no less than 40%), payable in lump sum, based upon achievement of then-current target milestones through the termination date of employment as determined in good faith by our compensation committee or board of directors, as applicable;

•	continued coverage for the Severance Period of all our group insurance (including life, health, accident and disability insurance) and, to the extent permitted by applicable law, all other employee benefit plans, programs or arrangements in which the executive was participating at any time during the six month period preceding the termination of employment, provided that we will no longer be obligated to fund the cost of premiums for such plans and benefits in the event that the executive becomes eligible for similar insurance or other employee benefits from a new employer during the Severance Period;

•	continued vesting of any non-vested stock options and restricted stock granted pursuant to the employment agreement for the Severance Period pursuant to the vesting schedule set forth therein, as well as extension of the period to exercise vested stock options until five years following the expiration of the Severance Period, provided that if the executive breaches the terms of his employment agreement, all of the executive’s unvested options and shares of restricted stock will be immediately forfeited; and

•	payment for all accrued but unused vacation on the termination date of employment.

In addition, if a Change in Control occurs during the Severance Period, all non-vested stock options and shares of restricted stock shall immediately accelerate and become exercisable or non-forfeitable, as the case may be.

If Mr. Rydzewski’s or Dr. Tinkelenberg’s employment is terminated, or Mr. Rydzewski or Dr. Tinkelenberg resigned for Good Reason where a Change in Control has occurred, and provided that the executive executes our form of termination and release agreement, the executive will receive:

•	an amount equal to one year of base salary, payable immediately in one lump sum;

•	all bonuses which are due and payable, including the full amount of the current year’s target incentive bonus as if the then-current target milestones were achieved for the applicable year;

•	continued coverage for the Severance Period of all our group insurance (including life, health, accident and disability insurance) and, to the extent permitted by applicable law, all other employee benefit plans, programs or arrangements in which the executive was participating at any time during the six month period preceding the termination of employment;

•	all non-vested stock options or restricted stock shall vest immediately and become exercisable or non-forfeitable and shall be exchanged for cash or freely tradable stock of the acquiring company, provided that in the event it is not possible for such stock options or restricted stock to be exchanged for cash or freely tradable stock of the acquiring company, the period to exercise vested stock options shall be extended until five years following the date such shares vested; and

•	payment for all accrued but unused vacation on the termination date of employment.

“Cause” is defined in Mr. Rydzewski’s and Dr. Tinkelenberg’s employment agreements as:

•	the executive’s conviction by a court of competent jurisdiction of any felony involving dishonesty, breach of trust or misappropriation or entry of a plea of nolo contendere thereto;

•	the commission of an act of fraud upon, breaching the duty of loyalty to, us or any of our subsidiaries;

•	a conviction for willful violation of any law, rule or regulation governing operation of our company or any of its subsidiaries that is punishable by six months or more imprisonment;

•	the substantial and continuing failure or refusal of the executive, after seven days’ written notice thereof, to perform his or her job duties and responsibilities which failure or refusal is committed in bad faith (other than failure or refusal resulting from incapacity due to physical disability or mental illness);

•	the executive’s breach of his employment agreement that continues for more than seven days after written notice has been given to the executive; or

•	the deliberate and willful disregard for our rules or policies that results in a material and substantial loss, damage or injury to our company.

“Good Reason” is defined in Mr. Rydzewski’s and Dr. Tinkelenberg’s employment agreements as:

•	a reduction in the executive’s then-current base salary or target bonus percentage;

•	any failure to offer to the executive at least the same level of benefits offered to similarly situated employees;

•	a significant diminution in the executive’s managerial authority, duties and responsibilities following a Change in Control of our company;

•	the relocation of the executive’s primary business location to a location outside of the New York metropolitan area;

•	failure to pay to the executive any portion of his current base salary, bonus or benefits within 20 days of when such compensation is due, based upon the payment terms currently in effect, unless such payment is prohibited by law, regulation or rule; or

•	our failure to obtain a reasonably satisfactory agreement from any successor to our company to assume and agree to perform the executive’s employment agreement.

“Change in Control” is defined in Mr. Rydzewski’s and Dr. Tinkelenberg’s employment agreements as:

•	the merger or consolidation of our company with another entity, where, immediately after the transaction:

o	our stockholders immediately prior to the merger or consolidation beneficially own, directly or indirectly, less than 50% of the voting shares of the surviving entity in the consolidation or merger (or of its ultimate parent corporation, if any); or

o	persons who constitute our board of directors prior to the transaction cease to constitute at least a majority of the board of directors of the surviving entity in the consolidation or merger (or of its ultimate parent corporation, if any);

•	sale, lease or other transfer of all or substantially all of our assets or the exclusive license of all or substantially all of its patents, provisional patent applications and patent applications for substantially all uses to a third party;

•	any person (other than our company, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan), together with all affiliates and associates of such person, becomes the beneficial owner of our securities representing 50% or more of the combined voting power of our then outstanding securities having the right to vote in an election of our board of directors.

Employment Letter of Dr. Nguyen

Pursuant to the terms of the Nguyen Agreement, in the event that Dr. Nguyen’s employment with our company terminates without Cause (as defined below) or should Dr. Nguyen resign for Good Reason (as defined below), Dr. Nguyen will be entitled to the following severance benefits, provided that he executes a separation and release agreement in a form proposed by and acceptable to our company:

•	Dr. Nguyen will continue to receive his base salary at the then-current rate for a period of six (6) months following the date of his termination of employment with our company, provided that he continues to comply with and not breach the terms of the separation and release agreement and, as applicable, any other agreement that he has previously entered into with us; and

•	Dr. Nguyen will receive all earned and declared but unpaid bonuses which are due and payable, including without limitation a pro rata portion of the current year’s potential bonus calculated based on the executive’s then-current target bonus percentage, payable in a lump sum, based on the number of days in any given year that he was employed through the date of termination, and based upon achievement of then-current corporate objectives as determined in good faith by our President and Chief Executive Officer.

The Nguyen Agreement also provides that upon a Change of Control (as defined in our 2014 Equity Incentive Plan, as amended), Dr. Nguyen will be entitled, in addition to the severance benefits set forth above, to immediate and full vesting of the shares underlying his equity awards which remain unvested as of the date of such Change in Control.

For purposes of the Nguyen Agreement, “Cause” means any of the following, as determined by our President and Chief Executive Officer, acting in good faith: (a) any failure of the executive to take or refrain from taking any corporate action consistent with the executive’s duties as specified in written directions of our President and Chief Executive Officer or our board of directors; (b) the executive’s willful engagement in illegal conduct or gross misconduct that is injurious to our company; (c) the conviction of the executive of, or the entry of a pleading of guilty or nolo contendere by the executive to, any crime involving moral turpitude or any felony; (d) fraud upon our company including, without limitation, falsification of company records or financial information; or (e) the executive’s breach of any of the non-compete, non-solicitation, and proprietary information provisions of the Nguyen Agreement (including the terms of any obligations agreement entered into between the executive and us).

In addition, for purposes of the Nguyen Agreement, “Good Reason” means the occurrence, without the executive’s prior written consent, of any of these events or circumstances:

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

For purposes of the Nguyen Agreement, “Change in Control” has the meaning ascribed to such term in the 2014 Plan. The 2014 Plan provides that a Change in Control shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied:

•	the beneficial ownership of securities (as defined in Rule 13d-3 under the Exchange Act) representing more than thirty-three percent (33%) of the combined voting power of our company is acquired by any person (other than our company, any trustee or other fiduciary holding securities under an employee benefit plan of our company, or any corporation owned, directly or indirectly, by the stockholders of our company in substantially the same proportions as their ownership of stock of our company); or

•	the consummation of a definitive agreement to merge or consolidate our company with or into another corporation or to sell or otherwise dispose of all or substantially all of its assets, or adopt a plan of liquidation; or

•	during any period of three consecutive years, individuals who at the beginning of such period were members of our board cease for any reason to constitute at least a majority thereof (unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of such period or whose election or nomination was previously so approved).

The 2014 Plan also details additional triggers for a Change in Control applicable to equity awards subject to Section 409A of the Internal Revenue Code of 1986, as amended, including threshold changes of ownership, changes in effective control, and changes in ownership of substantial assets. The full definition of “Change in Control” set forth in the 2014 Plan is incorporated herein by reference.

Director Compensation

Non-employee directors’ compensation generally is determined and awarded by our board of directors, or the compensation committee thereof. Our board is responsible for, among other things, reviewing, evaluating and designing a director compensation package of a reasonable total value, typically based on comparisons with similar firms, and aligned with long-term interests of our stockholders, and reviewing director compensation levels and practices and considering, from time to time, changes in such compensation levels and practices. These matters also include making equity awards to non-employee directors from time to time under our equity-based plans. As part of these responsibilities, our board may request that our management provide the board with recommendations on non-employee director compensation and/or common director compensation practices, although the board retains its ultimate authority to take compensatory actions.

Prior to the Merger, we did not pay our non-employee directors an annual retainer. In August 2014, our board of directors approved a director compensation program for non-employee directors, which we refer to as the 2014 Program. Under the 2014 Program, newly elected non-employee board members received an option to purchase 60,000 shares of our common stock that vested on a monthly basis over three years from date of grant, and a one-time option grant of 20,000 shares that was fully vested upon their election to the board. The 2014 Program also provided that non-employee directors received an annual retainer at the rate of $20,000 per annum, which individual directors could elect to take in the form of cash, restricted stock or options to purchase shares of our common stock.

Under the 2014 Program, directors who served as members of the audit committee were entitled to additional compensation at the rate of $3,000 per annum, with the chairman of the audit committee being compensated at the rate of $6,000 per annum. Directors who served as members of the compensation committee were entitled to additional compensation at the rate of $2,000 per annum, with the chairman of the compensation committee being compensated at the rate of $4,000 per annum. The 2014 Program also included a $6,000 per annum retainer to a director who serves in the position of lead independent director. Pursuant to the terms of the 2014 Program, all board and committee fees were paid quarterly in advance.

In September 2015, our compensation committee approved a revised director compensation program for non-employee directors, which we refer to as the 2015 Program. Under the 2015 Program, newly elected non-employee board members will continue to receive an option to purchase 20,000 shares of our common stock that will be fully vested upon their election to the board. Non-employee directors are also entitled to receive an annual grant of options to purchase common stock, as determined by the compensation committee. In September 2015, the compensation committee awarded each non-employee director an option to purchase 76,000 shares of our common stock. In addition, the 2015 Program provides that non-employee directors are entitled to an annual retainer in the amount of $35,000, which individual directors may elect to take in the form of cash, restricted stock or options to purchase common stock. Compensation taken in the form of restricted stock or options to purchase common stock shall vest over one year in four equal quarterly amounts on the first day of each fiscal quarter, provided the individual continues to serve as a director.

Pursuant to the 2015 Program, directors who serve as members of the audit committee are entitled to additional compensation at the rate of $10,000 per annum, with the chairman of the audit committee being compensated at the rate of $20,000 per annum. Directors who serve as members of the compensation committee are entitled to additional compensation at the rate of $7,500 per annum, with the chairman of the compensation committee being compensated at the rate of $15,000 per annum. Directors who serve as members of the nominating and governance committee are entitled to additional compensation at the rate of $5,000 per annum, with the chairman of the nominating and governance committee being compensated at the rate of $10,000 per annum. In addition, the 2015 Program provides that a director who serves in the position of lead independent director shall be entitled to compensation at the rate of $30,000 per annum. Pursuant to the terms of the 2015 Program, all such board and committee fees shall be paid quarterly in advance.

The following table sets forth compensation paid to our non-employee directors during fiscal year 2015:

Name	Fees earned or paid in cash ($)(1)		Stock awards ($)(2)	Option awards ($)(2)	Total ($)
Barry Buckland, Ph.D.	76,000	(3)	—	29,803	105,803
Allan P. Rothstein	18,250		20,000	44,509	82,759
Paul J. Sekhri	44,250		—	29,803	74,053
Robert L. Van Nostrand	56,500		—	29,803	86,303
Daniel B. Wolfe, Ph.D. (4)	15,667		—	—	15,667
Robert J. Easton (5)	22,917		—	39,827	62,744

(1)	Except as otherwise specifically noted, the amounts set forth in this column represent fees paid for service on our board of directors and committees thereof.

(2)	These amounts represent the aggregate grant date fair value of stock option awards and restricted stock awards granted in fiscal year 2015 under the 2014 Plan, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal year 2015, and there can be no assurance that the Topic 718 amount will ever be realized. A description of the assumptions we used for purposes of determining grant date fair value is set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

(3)	Represents the aggregate of (i) $38,000 paid to Dr. Buckland pursuant to his service on our Scientific Advisory Board (“SAB”) and (ii) $38,000 paid to Dr. Buckland for service on our board of directors and committees thereof. For additional information on Dr. Buckland’s SAB agreement, please refer to Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

(4)	Dr. Wolfe resigned from our board on July 30, 2015.

(5)	Mr. Easton joined our board on July 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 20, 2016 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. In addition, to our knowledge there is no arrangement, including any pledge by any person of securities of our company or any of its parents, the operation of which may at a subsequent date result in a change in control of our company.

Title of class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class (2)
Common Stock	Harris & Harris Group, Inc. (3) 1450 Broadway, 24th Floor New York, NY 10018	9,801,488	18.2%
Common Stock	Mark Tompkins (4)	3,500,000	6.6%
Common Stock	Allan P. Rothstein (5)	2,310,503	4.4%
Common Stock	John J. Rydzewski (6)	1,741,347	3.3%
Common Stock	Arthur H. Tinkelenberg, Ph.D. (7)	1,785,483	3.4%
Common Stock	Barry Buckland, Ph.D. (8)	453,623	*
Common Stock	Robert J. Easton (9)	150,213	*
Common Stock	Paul J. Sekhri (10)	100,673	*
Common Stock	Robert L. Van Nostrand (11)	146,128	*
Common Stock	Anhco Nguyen, Ph.D. (12)	396,982	*
Common Stock	Kevin G. Sarney (13)	275,000	*
Common Stock	All of our directors and executive officers as a group (9 persons) (14)	7,359,952	13.4%

*	Less than 1%

(1)	Unless otherwise set forth above, the address for each of the persons or entities listed above is c/o Enumeral Biomedical Holdings, Inc., 200 CambridgePark Drive, Suite 2000, Cambridge, MA 02140.

(2)	Applicable percentage ownership is based on 52,073,481 shares of common stock outstanding as of the Determination Date, together with securities exercisable or convertible into shares of common stock within 60 days after the Determination Date, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Consists of 7,966,368 shares of common stock owned directly by Harris & Harris Group, Inc. (“Harris”), 255,120 shares that Harris has the right to acquire upon the exercise of warrants that are exercisable within 60 days of the Determination Date, 1,500,000 shares that Harris has the right to acquire upon the exercise of PPO Warrants that are exercisable within 60 days of the Determination Date, and 80,000 shares of common stock that Daniel B. Wolfe, our former director, has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date (Dr. Wolfe previously assigned the economic benefit of the options to Harris). 7,966,368 shares of common stock and warrants to purchase 1,755,120 shares of common stock owned by Harris is pledged as security for a margin account. Dr. Wolfe and Douglas W. Jamison, are managing directors of Harris and as such may be deemed to have shared voting and dispositive power over the share of common stock beneficially owned by Harris.

(4)	Consists of 2,300,000 shares of common stock owned directly by Mr. Tompkins and 1,200,000 shares that Mr. Tompkins has the right to acquire upon the exercise of warrants that are exercisable within 60 days of the Determination Date, based on information provided by Mr. Tompkins in a Schedule 13G filed with the SEC on February 16, 2016. Mr. Tompkins does not serve as an officer or director of our company.

(5)	Consists of 1,824,415 shares of common stock owned directly by Mr. Rothstein, 270,427 shares that Mr. Rothstein has the right to acquire upon the exercise of warrants that are exercisable within 60 days of the Determination Date, 50,000 shares that Mr. Rothstein has the right to acquire upon the exercise of PPO warrants that are exercisable within 60 days of the Determination Date, and 165,661 shares that Mr. Rothstein has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date.

(6)	Consists of 1,264,637 shares of common stock owned directly by Mr. Rydzewski, 188,785 shares that Mr. Rydzewski has the right to acquire upon the exercise of warrants that are exercisable within 60 days of the Determination Date, and 287,925 shares that Mr. Rydzewski has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date. Does not include shares that Mr. Rydzewski has the right to acquire upon exercise of options subject to performance based criteria, which criteria has not yet been achieved.

(7)	Consists of 1,272,018 shares of common stock owned directly by Dr. Tinkelenberg, 172,204 shares that Dr. Tinkelenberg has the right to acquire upon the exercise of warrants that are exercisable within 60 days of the Determination Date, and 341,261 shares that Dr. Tinkelenberg has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date. Does not include shares that Dr. Tinkelenberg has the right to acquire upon exercise of options subject to performance based criteria, which criteria has not yet been achieved.

(8)	Consists of 68,882 shares of common stock owned directly by Dr. Buckland, 175,286 shares of common stock owned by BiologicB, LLC, a company wholly-owned by Mr. Buckland, and 209,455 shares that Dr. Buckland has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date.

(9)	Consists of 150,213 shares that Mr. Easton has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date.

(10)	Consists of 100,673 shares that Mr. Sekhri has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date.

(11)	Consists of 45,455 shares of common stock owned directly by Mr. Van Nostrand and 100,673 shares that Mr. Van Nostrand has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date.

(12)	Consists of 396,982 shares that Dr. Nguyen has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date. Terms of certain options are described in such option agreements. Does not include shares that Dr. Nguyen has the right to acquire upon exercise of options subject to performance based criteria, which criteria has not yet been achieved

(13)	Consists of 275,000 shares that Mr. Sarney has the right to acquire upon the exercise of options that are exercisable within 60 days of the Determination Date. Terms of certain options are described in such option agreements. Does not include shares that Mr. Sarney has the right to acquire upon exercise of options subject to performance based criteria, which criteria has not yet been achieved.

(14)	Certain shares are subject to the Voting Agreement as described above under “Item 10 - Director Relationships and Arrangements.”

Equity Compensation Plan Information

The following table provides information with respect to the 2014 Plan, as well as grants outside of the 2014 Plan, as of December 31, 2015:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,926,654	(1)	$0.62	1,399,097
Equity compensation plans not approved by security holders	309,966	(2)	$0.73	—
Total	6,236,620		$0.63	1,399,097

(1)	A total of 8,100,000 shares of our common stock were authorized for issuance pursuant to awards under the 2014 Plan as of December 31, 2015, of which 5,926,654 stock options have been awarded to participants under the 2014 Plan as of December 31, 2015. The amount listed above does not include 345,699 shares of restricted stock granted under the 2014 Plan as of December 31, 2015 and 84,596 shares previously granted pursuant to restricted stock awards under the 2014 Plan for which restrictions have lapsed as of December 31, 2015.

(2)	On April 15, 2014, Mr. Rydzewski and Dr. Tinkelenberg received warrants to purchase 47,058 and 58,823 shares of Enumeral Series B Preferred Stock, respectively, in relation to the executives agreeing to take a temporary salary reduction, as detailed in the Summary Compensation Table above. In connection with the Merger, on July 31, 2014 Mr. Rydzewski’s and Dr. Tinkelenberg’s warrants to purchase Enumeral Series B Preferred Stock were converted into warrants to purchase 137,762 and 172,204 shares of our common stock, respectively. These warrants were granted outside of our 2014 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

We completed the following offerings in which a person who was a related party at the time of the transaction participated (share and per share numbers below are without giving effect to the conversion of all Enumeral shares into shares of our common stock in the Merger):

(a)	During April and September, 2013, Enumeral completed a private placement with 17 accredited investors pursuant to which we sold 1,833,798 shares of Series A-2 Preferred Stock, at price of $1.45 per share, or approximately $2,659,007 in the aggregate. In connection with the Merger, each share of Series A-2 Preferred Stock was converted into 1.997594 shares of our common stock, representing 3,663,177 shares in the aggregate. Mr. Rydzewski, Dr. Tinkelenberg, Mr. Rothstein (who became a director of Enumeral in September 2013), Jay and Tammy Levine (Mr. Rothstein’s brother-in-law and sister), Steven Rothstein (Mr. Rothstein’s brother), and Harris & Harris Group, Inc. purchased 34,483, 34,483, 100,000, 100,000, 50,000, and 724,138, respectively, shares of the securities in this offering.

(b)	During February and March 2014 and to fund operations prior to the Series B offering, Enumeral completed a private placement with 7 accredited investors pursuant to which we sold $750,000 principal amount of 12% Convertible Promissory Notes (the “Bridge Notes”). The Bridge Notes had a maturity of July 1, 2015 or if earlier, a Liquidity Event (as defined in Enumeral’s charter) and bore interest at the rate of 12% payable annually and automatically converts into either Series B Preferred Stock or common stock, at the option of holder of the Bridge Notes, upon achieving certain fundraising goals. Each noteholder also received a warrant to purchase 925.924 shares of common stock, for each $1,000 principal amount of Bridge Notes, or 694,443 in the aggregate. The warrants have an exercise price of $0.27 per share. In connection with the Merger, the principal and interest on the Bridge Notes were converted into 3,230,869 shares of our common stock. Mr. Rydzewski, Mr. Ostuni, Mr. Rothstein, Norman Rothstein (Mr. Rothstein’s father), Michael Weiss (a director of Enumeral at the time), and Harris & Harris Group, Inc. purchased $50,000 principal amount of the Bridge Notes and warrants to purchase 46,296 shares of Enumeral common stock, $10,000 principal amount of the Bridge Notes and warrants to purchase 9,259 shares of Enumeral common stock, $265,000 principal amount of the Bridge Notes and warrants to purchase 245,370 shares of Enumeral common stock, $100,000 principal amount of the Bridge Notes and warrants to purchase 92,593 shares of Enumeral common stock, $50,000 principal amount of the Bridge Notes and warrants to purchase 46,296 shares of Enumeral common stock, and $250,000 principal amount of the Bridge Notes and warrants to purchase 231,481 shares of Enumeral common stock, respectively, in this offering.

(c)	During April 2014, Enumeral completed a private placement of 948,823 shares of Series B Preferred Stock. Harris & Harris Group, Inc. purchased 470,588 of the securities in this offering.

In September 2014, we and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”) pursuant to which Dr. Buckland serves as chairman of our Scientific Advisory Board. The SAB Agreement supersedes Dr. Buckland’s previous consulting agreement entered into with Enumeral in April 2011, as subsequently amended, pursuant to which Dr. Buckland received 159,045 shares of Enumeral restricted common stock, as well as cash compensation for consulting services. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase our common stock, provided that any such compensation will not exceed $100,000 in any continuous twelve month period. The SAB Agreement has a term of two years.

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

Director Independence

While we are currently quoted on the over-the-counter market, we have adopted the corporate governance standards of a listed company on the Nasdaq Stock Market, or Nasdaq. These standards require that a majority of the members of our board of directors be “independent,” as Nasdaq defines that term, and that our board make an affirmative determination as to the independence of each director. Consistent with these rules, our board of directors undertook its annual review of director independence in April 2016. During the review, our board considered relationships and transactions during 2015 and during the past three fiscal years between each director or any member of his or her immediate family, on the one hand, and our company and its subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our board of directors determined that Dr. Buckland and Messrs. Easton, Sekhri, and Van Nostrand are independent under the criteria established by Nasdaq and by our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

As a matter of corporate governance, we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee.

The following table shows the fees billed by Friedman LLP for audit and other services provided for the fiscal years ended December 31, 2015 and 2014, respectively. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Type of Fee	2015	2014
Audit Fees (1)	$156,500	$217,036
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$156,500	$217,036

(1)	Audit Fees – This category includes the audit of our annual consolidated financial statements and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit Related Services – This category consists of fees reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees – This category consists of tax compliance, tax advice and tax planning work.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2015 and 2014

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014

•	Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) for the years ended December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

•	Notes to Consolidated Financial Statements

(b)	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of July 31, 2014, by and among the Company, Acquisition Sub and Enumeral Biomedical Corp. (Incorporated by reference to Exhibit 2.1 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.2	Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
3.3	Certificate of Merger of Enumeral Biomedical Corp., with and into Acquisition Sub, filed July 31, 2014. (Incorporated by reference to Exhibit 3.3 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.1	Split-Off Agreement, dated as of July 31, 2014, by and among Enumeral Biomedical Holdings, Inc., Cerulean Operating Corp. and Olesya Didenko. (Incorporated by reference to Exhibit 10.1 number of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.2	General Release Agreement, dated as of July 31, 2014, by and among Enumeral Biomedical Holdings, Inc., Cerulean Operating Corp. and Olesya Didenko. (Incorporated by reference to Exhibit 10.2 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.3	Form of Lock-Up Agreement between Enumeral Biomedical Holdings, Inc. and the officers, directors and shareholders party thereto. (Incorporated by reference to Exhibit 10.3 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.4	Form of Subscription Agreement for the PPO between Enumeral Biomedical Holdings, Inc. and the investors party thereto. (Incorporated by reference to Exhibit 10.4 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.5	Form of PPO Warrant for Common Stock of Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.5 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.6	Placement Agency Agreement, dated July 3, 2014, between Enumeral Biomedical Holdings, Inc. and EDI Financial, Inc., as amended by Amendment No. 1 dated as of July 21, 2014. (Incorporated by reference to Exhibit 10.6 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).

10.7	Placement Agency Agreement, dated July 25, 2014, between Enumeral Biomedical Holdings, Inc. and Katalyst Securities LLC. (Incorporated by reference to Exhibit 10.7 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.8	Form of Agent Warrant in the PPO for Common Stock of Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.9	Form of Registration Rights Agreement for the PPO dated July 31, 2014, among Enumeral Biomedical Holdings, Inc. and the other parties thereto (Incorporated by reference to Exhibit 10.9 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.10	Voting Agreement dated July 31, 2014, among Enumeral Biomedical Holdings, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.10 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.11†	The Registrant’s 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.12†

Amendment No. 1 to Enumeral Biomedical Holdings, Inc.’s 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Form 8-K for the event occurring on December 1, 2014, as filed with the Securities and Exchange Commission on December 4, 2014 (SEC File No. 333-185891)).

10.13†	Amendment No. 2 to Enumeral Biomedical Holdings, Inc.’s 2014 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Form 8-K for the event occurring on May 21, 2015, as filed with the Securities and Exchange Commission on May 22, 2015 (File No. 000-55415)).
10.14†	Form of Non-Qualified Stock Option Agreement under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.15†	Form of Stock Appreciation Right Grant Agreement under 2014 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.13 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.16†	Form of Restricted Stock Agreement under 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.17†	Form of Incentive Stock Option Agreement under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.18†	Amended and Restated Employment Agreement, dated as of July 21, 2014 between Enumeral Biomedical Corp. and Arthur Tinkelenberg, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.16 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.19†	Amended and Restated Employment Agreement, dated as of July 21, 2014 between Enumeral Biomedical Corp. and John Rydzewski, as assumed by Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.17 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.20§†	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and Arthur H. Tinkelenberg, dated September 28, 2015 (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2015 as filed with the Securities and Exchange Commission on November 10, 2015 (SEC File No. 000-55415)).

10.21§†	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and John J. Rydzewski, dated September 28, 2015 (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2015 as filed with the Securities and Exchange Commission on November 10, 2015 (SEC File No. 000-55415)).
10.22†	Scientific Advisory Board Agreement, dated as of September 14, 2014, between Enumeral Biomedical Holdings, Inc. and Barry Buckland, Ph.D. (Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.23	Real Estate Lease Agreement, dated as of July 16, 2012, between Enumeral Biomedical Corp. and RB Kendall Fee, LLC (Incorporated by reference to Exhibit 10.19 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.24	Lease Termination Agreement, dated as of June 17, 2015, between Enumeral Biomedical Corp. and DWF IV One Kendall LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K for the event occurring on June 17, 2015, as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 000-55415)).
10.25	Indenture of Lease, dated as of November 7, 2014, between King 200 CPD LLC and Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.26	Form of Replacement Warrant, issued by Enumeral Biomedical Holdings, Inc. to Square 1 Bank pursuant to Loan and Security Agreement between Enumeral Biomedical Corp. and Square 1 Bank, as amended (Incorporated by reference to Exhibit 10.23 of the Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 19, 2015 (SEC File No. 333-185891)).
10.27§	Exclusive Patent License Agreement, dated as of April 15, 2011, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.22 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.28§	First Amendment to Exclusive Patent License Agreement, effective as of March 8, 2013, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.23 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on October 31, 2014 (SEC File No. 333-185891)).
10.29	Second Amendment to Exclusive Patent License Agreement, effective as of July 16, 2014, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.24 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.30§	Third Amendment to Exclusive Patent License Agreement, effective as of April 15, 2015, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended March 31, 2015 as filed with the Securities and Exchange Commission on May 15, 2015 (SEC File No. 000-55415)).
10.31§**	Collaborative Research and Development Agreement, dated as of January 11, 2016, by and between Enumeral Biomedical Holdings, Inc. and the University of Texas M.D. Anderson Cancer Center.
10.32§	Agreement, dated as of March 21, 2013, between Enumeral Biomedical Corp. and Fikst. (Incorporated by reference to Exhibit 10.31 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
10.33§	Award/Contract, dated as of September 10, 2014, between Enumeral Biomedical Corp. and National Cancer Institute (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2014 as filed with the Securities and Exchange Commission on November 14, 2014 (SEC File No. 333-185891)).
10.34§	Study Agreement, dated as of December 17, 2014, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp. (Incorporated by reference to Exhibit 10.36 of the Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 19, 2015 (SEC File No. 333-185891)).

10.35§**	Amendment No. 1 to Study Agreement, dated as of February 16, 2016, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp.
10.36	Form of Replacement Warrant issued by Enumeral Biomedical Holdings, Inc. to holders of warrants of Enumeral Biomedical Corp issued in connection with the Bridge Notes offering (Incorporated by reference to Exhibit 10.37 of the Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 19, 2015 (SEC File No. 333-185891)).
10.37†**	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Kevin G. Sarney.
10.38†**	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Anhco Nguyen, Ph.D.
10.39	Form of Indemnification Agreement between Enumeral Biomedical Holdings, Inc. and each of its directors and officers (Incorporated by reference to Exhibit 10.45 of the Form 8-K/A for the event occurring on July 31, 2014 as filed with the Securities and Exchange Commission on August 8, 2014 (SEC File No. 333-185891)).
21.1**	Subsidiaries of Enumeral Biomedical Holdings, Inc.
23.1**	Consent of Friedman LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial and Accounting Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **	Interactive Data Files of Financial Statements and Notes.
101.INS **	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed with the Form 10-K for the annual period ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415).
***	Previously furnished with the Form 10-K for the annual period ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415).
†	Management contract or compensatory plan or arrangement.
§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

April 27, 2016	By:	/s/ Arthur H. Tinkelenberg, Ph.D.
	Name:	Arthur H. Tinkelenberg, Ph.D.
	Title:	President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ John J. Rydzewski	Director and Executive Chairman of the Board	April 27, 2016
John J. Rydzewski

/s/ Arthur H. Tinkelenberg, Ph.D.	President, Chief Executive Officer and Director	April 27, 2016
Arthur H. Tinkelenberg, Ph.D.	(principal executive officer)

/s/ Barry Buckland, Ph.D.	Director	April 27, 2016
Barry Buckland, Ph.D.

/s/ Robert J. Easton	Director	April 27, 2016
Robert J. Easton

/s/ Allan P. Rothstein	Director	April 27, 2016
Allan P. Rothstein

/s/ Paul J. Sekhri	Director	April 27, 2016
Paul J. Sekhri

/s/ Robert L. Van Nostrand	Director	April 27, 2016
Robert L. Van Nostrand

/s/ Kevin G. Sarney	Vice President of Finance, Chief Accounting Officer and	April 27, 2016
Kevin G. Sarney	Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

The Company is filing as part of this Amendment No.1 to Annual Report on Form 10-K/A the following exhibits:

Exhibit Number	Description
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

