Form 10-Q
period 2016-03-31
Enumeral Biomedical Holdings, Inc.
filed 2016-05-13
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

There were 52,073,481 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of May 10, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,837,304	$3,596,262
Accounts receivable	390,944	306,012
Prepaid expenses and other current assets	180,411	280,479
Total current assets	2,408,659	4,182,753
Property and equipment, net	1,325,638	1,511,493
Other assets:
Restricted cash	534,780	534,780
Other assets	111,556	114,572
Total assets	$4,380,633	$6,343,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$440,113	$343,736
Accrued expenses	648,072	714,384
Deferred revenue	87,026	130,539
Equipment lease financing	243,215	240,473
Derivative liabilities	1,459,656	2,138,091
Total current liabilities	2,878,082	3,567,223
Deferred rent	46,106	36,847
Long-term equipment lease financing	204,629	266,471
Total liabilities	3,128,817	3,870,541
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 52,073,481 and 51,932,571 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	52,074	51,933
Additional paid-in-capital	17,163,770	16,830,100
Accumulated deficit	(15,964,028)	(14,408,976)
Total stockholders’ equity	1,251,816	2,473,057
Total liabilities and stockholders’ equity	$4,380,633	$6,343,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue:
Collaboration and license revenue	$316,018	$209,635
Grant revenue	118,439	65,087
Total revenue	434,457	274,722
Cost of revenue and expenses:
Research and development	1,470,043	1,230,504
General and administrative	1,194,334	1,424,943
Total cost of revenue and expenses	2,664,377	2,655,447
Loss from operations	(2,229,920)	(2,380,725)
Other income (expense):
Interest income (expense)	(3,567)	2,635
Change in fair value of derivative liabilities	678,435	4,669,884
Total other income (expense), net	674,868	4,672,519
Net income (loss) before income taxes	(1,555,052)	2,291,794
Provision for income taxes	-	-
Net income (loss)	$(1,555,052)	$2,291,794
Other comprehensive income (loss):
Reclassification for loss included in net income	-	6
Net unrealized holding losses on available-for-sale securities arising during the period	-	(6,590)
Comprehensive income (loss)	$(1,555,052)	$2,285,210
Basic net income (loss) per share	$(0.03)	$0.04
Diluted net income (loss) per share	$(0.03)	$0.04
Weighted-average number of common shares attributable to common stockholders - basic	52,068,784	51,607,454
Weighted-average number of common shares attributable to common stockholders - diluted	52,068,784	52,849,869

The accompanying notes are an integral part of the condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(1,555,052)	$2,291,794
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	185,855	136,298
Exit costs associated with write-down of net carrying value of leasehold improvements	-	22,962
Stock-based compensation	333,811	166,391
Change in fair value of derivative liabilities	(678,435)	(4,669,884)
Changes in operating assets and liabilities:
Accounts receivable	(84,932)	53,192
Prepaid expenses and other assets	103,084	(44,928)
Accounts payable	96,377	(349,620)
Accrued expenses	(66,312)	333,289
Deferred rent	9,259	(28,732)
Deferred revenue	(43,513)	24,990
Net cash used in operating activities	(1,699,858)	(2,064,248)
Cash flows from investing activities:
Purchases of property and equipment	-	(391,930)
Proceeds from sales of marketable securities	-	1,000,805
Net cash provided by investing activities	-	608,875
Cash flows from financing activities:
Payments on equipment lease financing	(59,100)	-
Net cash used in financing activities	(59,100)	-
Net decrease in cash and cash equivalents	(1,758,958)	(1,455,373)
Cash and cash equivalents, beginning of period	3,596,262	10,460,117
Cash and cash equivalents, end of period	$1,837,304	$9,004,744

Supplemental cash flow disclosure of financing activities:
Cash paid for interest	$5,536	$-

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

As a result of the Merger, all issued and outstanding common and preferred shares of Enumeral were exchanged for common shares of Enumeral Biomedical Holdings, Inc. The Merger is considered to be a recapitalization of the Company which has been retrospectively applied to these unaudited condensed consolidated financial statements for all periods presented.

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

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business, acquired the business of Enumeral, and changed its name to Enumeral Biomedical Holdings, Inc.

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

Following the Merger, the Company has continued Enumeral’s business of discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. The Company utilizes a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. The Company’s initial focus is on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immunomodulatory receptors.

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

The Company’s proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology (“MIT”), is a microwell array technology that detects secreted molecules (such as antibodies and cytokines) and cell surface markers, at the level of single live cells and enables recovery of single live cells of interest. The platform technology is a multipurpose tool that is valuable for activities ranging from antibody discovery to target discovery and patient stratification in clinical development. The platform yields multidimensional, functional read-outs from single live cells, such as tumor infiltrating lymphocytes, or TILs, from human tumor biopsy samples, and it enables the Company’s researchers to examine the responses of different classes of human immune cells to treatment with immunomodulators in the context of human disease, as opposed to animal models of disease.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, following the Merger. The Company believes that as a result of the Merger, it has ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).

2 - GOING CONCERN AND LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate the Company’s continuation as a going concern. As of March 31, 2016, the Company had a working capital deficit of $469,423 including $1,459,656 of derivative liabilities and an accumulated deficit of $15,964,028. As of December 31, 2015, the Company had working capital of $615,530 including $2,138,091 of derivative liabilities and an accumulated deficit of $14,408,976. As of the date of this filing, the Company believes it only has sufficient liquidity to fund operations through June 2016. The Company’s June 2016 liquidity projections do not include any additional funding that the Company may receive in the future from collaboration arrangements, including the license and transfer agreement with Pieris Pharmaceuticals described further in Note 3 below. Even if the Company receives the additional $750,000 maintenance fee from Pieris Pharmaceuticals described in Note 3, the Company will still require additional capital to continue its operations through the third quarter of 2016.

The Company is currently exploring a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company expects to incur significant expenses and operating losses for the foreseeable future, and the Company’s net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the 2015 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2016 and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 may not be indicative of results for the full year.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company generally invests its cash in money market funds, U.S. Treasury securities and U.S. Agency securities that are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements.

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

The Company’s cash equivalents, carried at fair value, are comprised of investments in federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 11. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$755,354	$755,354	$-	$-
Money Market funds, included in cash equivalents	$1,081,950	$1,081,950	$-	$-
Liabilities
Derivative liabilities	$1,459,656	$-	$-	$1,459,656

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$815,890	$815,890	$-	$-
Money Market funds, included in cash equivalents	$2,780,372	$2,780,372	$-	$-
Liabilities
Derivative liabilities	$2,138,091	$-	$-	$2,138,091

The following table provides a roll forward of the fair value of the Company’s derivative liabilities, using Level 3 inputs:

Balance as of December 31, 2015	$2,138,091
Change in fair value	(678,435)
Balance as of March 31, 2016	$1,459,656

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of March 31, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three months ended March 31, 2016 and 2015, respectively.

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

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that it can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as a measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

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

In April 2016, the Company entered into a License and Transfer Agreement (the “License Agreement”) with Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH (collectively, “Pieris”). Pursuant to the terms and conditions of the License Agreement, Pieris is licensing from the Company specified intellectual property related to the Company’s anti-PD-1 antibody program ENUM 388D4 for the potential development and commercialization by Pieris of novel multispecific therapeutic proteins comprising fusion proteins based on Pieris’ Anticalins® class of therapeutic proteins and the Company’s antibodies in the field of oncology.

Under the License Agreement, Pieris paid the Company a $250,000 initial license fee. The License Agreement provides that Pieris may continue the license by paying the Company an additional maintenance fee in the amount of $750,000 by May 31, 2016. In the event that Pieris does not pay this maintenance fee by May 31, 2016, the License Agreement expires and the license granted thereunder automatically terminates.

If Pieris elects to continue the license and pays the Company the maintenance fee, the License Agreement provides that Pieris shall also receive a twelve-month option to license intellectual property of the Company related to an additional antibody program on the same terms and conditions as for the ENUM 388D4 family of anti-PD-1 antibodies (the “Subsequent Option”). In the event that Pieris exercises the Subsequent Option, Pieris will pay the Company an additional undisclosed license fee.

The Company recognized $316,018 of collaboration revenue for the three month period ended March 31, 2016. The Company recognized $209,635 of collaboration revenue for the three month period ended March 31, 2015.

Grant Revenue

In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from National Cancer Institute (“NCI”), a unit of the National Institutes of Health, for up to $999,967 over two years. Grant revenue consists of a portion of the funds received to date by the NCI. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement. The Company recognized $118,439 of grant revenue associated with the Phase II NCI grant for the three month period ended March 31, 2016. The Company recognized $65,087 of grant revenue associated with the Phase II NCI grant for the three month period ended March 31, 2015. The difference between the total consideration received to date and the revenue recognized is recorded as deferred revenue. Deferred revenue totaled $87,026 as of March 31, 2016 and $130,539 as of December 31, 2015.

Research and Development Expenses

Research and development expenditures are charged to the unaudited condensed consolidated statement of operations and comprehensive income (loss) as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical supply costs, contract services, depreciation and amortization expense and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred. Legal fees incurred in connection with patent applications, along with fees associated with the license to the Company’s core technology, are expensed as research and development expense.

Derivative Liabilities

The Company’s derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock that were issued in connection with the PPO (as defined below in Note 10) and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank (as further described in Note 7) that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger. Additional detail regarding these warrants can be found in Note 11 below.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be liabilities and, therefore, the fair value of the warrants is recorded in the current liabilities section of the unaudited condensed consolidated balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants. As of January 1, 2016, the Company began using a blended average of the Company’s historical volatility and the historical volatility of a group of similarly situated companies (as described in greater detail below) to calculate the expected volatility when valuing its derivative liabilities.

Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings. The Company recognized no reclassifications out of accumulated other comprehensive loss or unrealized holding losses on available-for-sale securities for the three month period ended March 31, 2016. The Company recognized unrealized holding losses on available-for-sale securities of $6,590 and reclassified $6 out of accumulated other comprehensive loss to net income for the three months ended March 31, 2015.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation–Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends, and (e) the estimated fair value of its common stock on the measurement date. As of January 1, 2016, the Company began using a blended average of the Company’s historical volatility and the historical volatility of a group of similarly situated companies to calculate the expected volatility when valuing its stock options. For purposes of calculating this blended volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the Company’s and the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Prior to January 1, 2016, due to the lack of a public market for the trading of its common stock and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility only on the historical volatility of a group of similarly situated companies that were publicly traded. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.

The fair value of the restricted stock awards granted to employees is based upon the fair value of the common stock on the date of grant. Expense is recognized over the vesting period.

The Company has recorded stock-based compensation expense of $333,811 and $166,391 for the three months ended March 31, 2016 and 2015, respectively. The Company has an aggregate of $1,359,863 of unrecognized stock-based compensation expense as of March 31, 2016 to be amortized over a weighted average period of 2.9 years.

Effective January 1, 2016, the Company has elected to account for forfeitures as they occur, as permitted by ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.  See the Accounting Standards Adopted in the Period section below for further details.

Prior to the adoption of ASU 2016-09, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards.  The estimation of stock-based awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. The Company considered many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. As of March 31, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately 31.7 million and 25.5 million, respectively.

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

The Company has no uncertain tax liabilities as of March 31, 2016 or December 31, 2015. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods. The Company’s management is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on the Company’s unaudited condensed consolidated financial statements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The ASU does not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the ASU are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASU for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40). ASU No 2014-15 requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements, but may impact the Company’s footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. The Company is currently evaluating the impact the adoption of the accounting standard will have on its unaudited condensed consolidated financial statements.

Accounting Standards Adopted in the Period

In March 2016 the FASB issued ASU 2016-09, which simplified several aspects of employee share-based payment accounting.  In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $8,333 cumulative effect adjustment to accumulated deficit, as of December 31, 2015. The Company expects that it will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have any impact on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31,	December 31,
	2016	2015
Laboratory equipment	$2,559,986	$2,559,986
Computer/office equipment and software	187,337	187,337
Furniture, fixtures and office equipment	73,734	73,734
Leasehold improvements	75,262	75,262
	2,896,319	2,896,319
Less - Accumulated depreciation and amortization	(1,570,681)	(1,384,826)
	$1,325,638	$1,511,493

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $185,855 and $136,298, respectively. During the three months ended March 31, 2015, the Company expensed $22,962 associated with the write-down of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 8). No such write-downs occurred during the three months ended March 31, 2016.

5 – RESTRICTED CASH

The Company held $534,780 in restricted cash as of March 31, 2016 and December 31, 2015, respectively. The balances are primarily held on deposit with a bank to collateralize a standby letter of credit in the name of the Company’s facility lessor in accordance with the Company’s facility lease agreement.

6 - ACCRUED EXPENSES

The Company’s accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Accrued wages and benefits	$470,539	$447,769
Accrued professional fees	117,571	213,475
Accrued other	59,962	53,140
Total accrued expenses	$648,072	$714,384

7 – DEBT

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

The Company has recorded current equipment lease financing of $243,215 and long-term equipment lease financing of $204,629 as of March 31, 2016. The Company has recorded current equipment lease financing of $240,473 and long-term equipment lease financing of $266,471 as of December 31, 2015. The equipment has been included in property and equipment on the Company’s unaudited condensed consolidated balance sheets.

Future principal payments on the equipment lease financing are as follows:

For the twelve months ended March 31,	Amount
2017	$258,542
2018	197,708
2019	11,406
Total equipment lease financing payments	467,656
Current equipment lease financing	258,541
Less: Amount representing interest	(15,326)
Current equipment lease financing, net	243,215
Long-term equipment lease financing	209,114
Less: Amount representing interest	(4,485)
Equipment lease financing, less current portion, net	$204,629

8 – COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility (the “Premises”) pursuant to Indenture of Lease (the “Lease”) that the Company entered into in November 2014. The term of the Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the Lease. The Company is also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit, which may be reduced to $411,988 following the second anniversary of the commencement date under the Lease, provided that the Company meets certain financial conditions set forth in the Lease. The Company has recorded deferred rent in connection with the CambridgePark Lease as of March 31, 2016 and December 31, 2015 in the amount of $46,106 and $36,847, respectively. This amount has been recorded as a long-term liability on the Company’s unaudited condensed consolidated balance sheet.

The Company previously occupied offices and research laboratories in approximately 4,782 square feet of space at One Kendall Square in Cambridge, Massachusetts, at an annual rent of $248,664 (the “Kendall Lease”). For the year ended December 31, 2015, the Company recorded an expense of $55,352, representing all exit costs associated with its move to new offices and research laboratories in March 2015. For the three months ended March 31, 2015, the Company recorded an accrual of $55,352 for exit costs associated with its move to new offices and research laboratories in March 2015. The amount accrued at March 31, 2015 includes rent paid for April and May of 2015 related to the Kendall Lease. In June 2015, Enumeral entered into a lease termination agreement with the landlord for Enumeral’s former facility at One Kendall Square, pursuant to which the Kendall Lease was terminated as of June 17, 2015. In accordance with the terms of the lease termination agreement, Enumeral is not obligated to pay rent for the One Kendall Square facility after May 31, 2015. Enumeral had maintained a security deposit relating to the facility, recorded as restricted cash on the unaudited condensed consolidated balance sheet as of March 31, 2015. This security deposit was returned to Enumeral pursuant to the lease termination agreement.

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $23,100. The lease for the Company’s New York office expires on December 31, 2016.

Rent expense was $332,339 and $155,264 for the three months ended March 31, 2016 and 2015, respectively.

Future operating lease commitments as of March 31, 2016 are as follows:

For the twelve months ended March 31,	Amount
2017	$755,760
2018	760,532
2019	783,302
2020	737,678
$3,037,272

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

All amounts incurred related to the license fees have been expensed as research and development expenses by Enumeral as incurred. The Company incurred $10,000 and $7,500 in the three months ended March 31, 2016 and 2015, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral is obligated to pay an annual fee of $40,000 in 2016, and $50,000 every year thereafter unless the License Agreement is terminated. During the year ended December 31, 2015, the Company achieved the first milestone in the Merck Agreement and paid MIT the required percentage of the milestone payment pursuant to the terms of the License Agreement. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended March 31, 2016 and 2015, Enumeral paid $134,645 and $98,212 for MIT and $5,278 and $18,487 for Harvard, respectively. The Company had accounts payable and accrued expenses of $65,706 and $168,726 associated with the reimbursement of costs to MIT and Harvard as of March 31, 2016 and December 31, 2015, respectively.

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

In April 2016, Enumeral and MIT entered into a fourth amendment to the License Agreement, which revised the timetable for Enumeral to complete certain diligence obligations relating to the establishment of sublicenses and/or corporate partner agreements for the development of Licensed Products and/or Diagnostic Products, as well as the timetable by which an Investigational New Drug Application shall be filed on a Therapeutic Product (as such terms are defined in the Agreement).

Consulting Agreements

In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which replaced Dr. Buckland’s previous consulting agreement and pursuant to which Dr. Buckland serves as chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended March 31, 2016 and 2015, the Company recognized $0 and $11,000 of expense related to the SAB agreement, respectively.

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

The Company agreed to pay the placement agents in the offering, registered broker-dealers, a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agents received warrants exercisable for a period of five years to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock with a per share exercise price of $1.00 (the “Agent Warrants”); provided, however, that the placement agents were not entitled to any warrants on the sale of Units in excess of 20,000,000. Any sub-agent of the placement agents that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above. The Company also reimbursed the placement agents $30,000 in the aggregate for legal expenses incurred by the placement agents’ counsels in connection with the PPO, as described in the private placement agreements. As a result of the foregoing, the placement agents were paid an aggregate cash commission of $2,154,951 and were issued Agent Warrants to purchase 2,000,000 shares of the Company’s common stock. The Agent Warrants not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) have anti-dilution protection until the warrant expiration date, subject to the exceptions described above for the Units. The value ascribed to the Agent Warrants are carried at fair value and reported as a derivative liability on the accompanying unaudited condensed consolidated balance sheets.

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

11 - STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

Effective January 1, 2016, the Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest.  Forfeitures will be recognized in the periods when they occur. Refer to Note 3, Summary of Significant Accounting Policies, for further information. In prior periods, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluated its forfeiture assumptions quarterly and the expected forfeiture rate was adjusted when necessary. The actual expense recognized over the vesting period is based on only those shares that vest.

In periods prior to January 1, 2016, estimates of pre-vesting option forfeitures were based on the Company’s experience. The Company used a forfeiture rate of 0 - 5% depending on when and to whom the options were granted. The Company adjusted its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures were recognized through a cumulative adjustment in the period of change and may have impacted the amount of compensation expense to be recognized in future periods. The Company considered many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date:

For the three months ended March 31, 2016
Expected Volatility	117.0%
Risk-free interest rate	1.39%-1.72%
Expected term (in years)	5.00
Expected dividend yield	0%

The Company did not grant any stock options during the three months ended March 31, 2015.

As of March 31, 2016, there were 243,268 shares available for issuance under the 2014 Plan to eligible employees, non-employee directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at December 31, 2015	5,926,654	$0.62	9.0
Granted	1,468,182	$0.20
Exercised	-	$-
Canceled	(453,263)	$0.85
Outstanding at March 31, 2016	6,941,573	$0.52	8.9
Exercisable at March 31, 2016	2,950,855	$0.49	8.6

Stock option compensation expense was $293,445 and $141,681 for the three months ended March 31, 2016 and 2015, respectively. The Company has an aggregate of $1,319,622 of unrecognized stock option compensation expense as of March 31, 2016 to be amortized over a weighted average period of 3.0 years.

The aggregate intrinsic value of options exercisable as of March 31, 2016 was $4,133. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the unaudited condensed consolidated balance sheet date.

Restricted Stock

A summary of restricted stock activity for the three months ended March 31, 2016 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock at December 31, 2015	282,119	$0.24
Issuance of restricted stock	140,910	$0.22
Vested	(213,197)	$0.23
Balance of unvested restricted stock at March 31, 2016	209,832	$0.23

Restricted stock compensation expense was $40,366 and $24,710 for the three months ended March 31, 2016 and 2015, respectively.

The Company has an aggregate of $40,241 of unrecognized restricted stock compensation expense as of March 31, 2016 to be amortized over a weighted average period of 0.5 years.

Warrants

As of March 31, 2016, there were a total of 24,803,409 warrants outstanding to purchase shares of the Company's common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank (in connection with a previous financing transaction as further described below) and are accounted for as derivative liabilities. The remaining 1,187,325 warrants do not require derivative liability accounting treatment.

Derivative Liability Warrants

In connection with the PPO, the Company issued warrants to purchase an aggregate of 23,549,510 shares of the Company’s common stock. Additionally, in connection with Enumeral’s December 2011 financing transaction with Square 1 Bank, Enumeral issued warrants to purchase 41,659 shares of Enumeral’s Series A preferred stock that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the July 2014 Merger.

A) PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, and a risk-free rate of 1.77%. The estimated fair value of the warrants at March 31, 2016 was determined to be $1,455,450 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 3.33 years, 114.6% volatility, risk-free rate of 0.93%, and no expected dividends. The estimated fair value of the warrants at December 31, 2015 was determined to be $2,130,822 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 3.58 years, 109.4% volatility, risk-free rate of 1.44%, and no expected dividends. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). All 23,549,510 warrants were outstanding as of March 31, 2016 and December 31, 2015, respectively.

B) Square 1 Financing

In connection with the December 2011 Square 1 financing transaction, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into warrants to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of March 31, 2016 was determined to be $3,308 using the Black-Scholes pricing model and the following assumptions: expected term of 2.68 years, 114.6% volatility, and a risk-free rate of 0.84%. The estimated fair value of the warrants as of December 31, 2015 was determined to be $5,777 using the Black-Scholes pricing model and the following assumptions: expected term of 2.9 years, 104.6% volatility, and a risk-free rate of 1.31%. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into warrants to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of March 31, 2016 was determined to be $898 using the Black-Scholes pricing model and the following assumptions: expected term of 3.2 years, 114.6% volatility, and a risk-free rate of 0.96%. The estimated fair value of these warrants as of December 31, 2015 was determined to be $1,492 using the Black-Scholes pricing model and the following assumptions: expected term of 3.5 years, 104.6% volatility, and a risk-free rate of 1.42%. The warrants are classified as derivative liabilities in the accompanying unaudited condensed consolidated balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2016 and December 31, 2015 these warrants were outstanding and expire on December 5, 2018 and June 12, 2019.

12 – CONCENTRATIONS

During the three months ended March 31, 2016, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $316,018 and $118,439, which represents 73% and 27% of the Company’s total revenue for that period. During the three months ended March 31, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $209,635 and $65,087, which represents 76% and 24% of the Company’s total revenue for that period.

As of March 31, 2016, accounts receivable consisted of amounts due from two entities which represented 81% and 19% of the Company’s total outstanding accounts receivable balance, respectively. As of December 31, 2015, accounts receivable consisted of amounts due from two entities which represented 67% and 33% of the Company’s total outstanding accounts receivable balance, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Unless the context indicates otherwise, all references in this report to “Enumeral Biomedical,” the “Company,” “we,” “us” and “our” refer to Enumeral Biomedical Holdings, Inc., and its wholly-owned subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation; and references to “Enumeral” refer to Enumeral Biomedical Corp.

We are a biopharmaceutical company focused on discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. We utilize a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. Our initial focus is on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immunomodulatory receptors.

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

In our lead antibody program, we have characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. We have identified two antagonist PD-1 antibodies that inhibit PD-1 activity in different ways. The distinction is that one of the antibodies (ENUM 388D4) blocks binding of the ligand PD-L1 to PD-1, while the other antibody (ENUM 244C8) does not inhibit PD-L1 binding. However, both display activity in various biological assays. In addition to our PD-1 antibody program, we are developing antibody drug candidates for a number of immunomodulatory protein targets, including TIM-3, LAG-3, OX40, TIGIT, and VISTA. We are also pursuing several antibody programs for which we have not yet publicly disclosed the targets.

Our proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT, is a microwell array technology that detects secreted molecules (such as antibodies and cytokines) and cell surface markers, at the level of single, live cells and enables recovery of single, live cells of interest. The platform technology can be used to achieve at least three separate, but complementary, objectives. First, we use the platform to rapidly produce antibody libraries with high diversity. Second, the platform has the potential to guide rational selection of lead candidates derived from these libraries, through characterization of immune function at the level of single cells from human biopsy samples. Third, it has the potential to identify patients more likely than others to benefit from treatment with a given therapeutic antibody. Thus, our platform is a multipurpose tool that is valuable for activities ranging from antibody discovery to target discovery to patient stratification in clinical development. The platform yields multidimensional, functional read-outs from single live cells, such as tumor infiltrating lymphocytes, or TILs, from human tumor biopsy samples, and it enables us to examine the responses of different classes of human immune cells to treatment with immunomodulators in the context of human disease, as opposed to animal models of disease. Consequently, we call our approach The Human Approach®.

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

In December 2014, we entered into a collaboration with Merck Sharp & Dohme Corp., or Merck. Pursuant to our study agreement with Merck, we are conducting a specified research program using our platform technology to identify functional response of single cell types in colorectal cancer in the presence or absence of Merck’s proprietary immunomodulatory receptor (IMR) modulators. In February 2016, we and Merck amended the work plan under the study agreement to include non-small cell lung cancer tissue samples.

In this collaboration, Merck is reimbursing us for the cost of performing the work plan set forth in the agreement, for up to a specified number of full-time employees, at a pre-determined annual rate. In addition, Merck will make certain milestone payments to us upon the completion of specified objectives set forth in the Merck agreement and related work plan. In September 2015, we announced the achievement of the first milestone. Merck retains ownership of the results generated from the studies on the IMR modulators identified by Merck, and we retain a royalty-free, non-exclusive, non-sublicensable license to use the study results for our own internal research purposes.

In April 2016, we entered into a License and Transfer Agreement with Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH. Pursuant to the terms and conditions of this license agreement, Pieris is licensing from us specified intellectual property related to our anti-PD-1 antibody program ENUM 388D4 for the potential development and commercialization by Pieris of novel multispecific therapeutic proteins comprising fusion proteins based on Pieris’ Anticalins® class of therapeutic proteins and our antibodies in the field of oncology.

Under this license agreement, Pieris has paid us a $250,000 initial license fee. The license agreement provides that Pieris may continue the license by paying us an additional maintenance fee in the amount of $750,000 by May 31, 2016. In the event that Pieris does not pay this maintenance fee by May 31, 2016, the agreement expires and the license granted thereunder automatically terminates. If Pieris elects to continue the license and pays us the maintenance fee, the license agreement provides that Pieris will receive a twelve-month option to license intellectual property of ours related to an additional antibody program on the same terms and conditions as for the ENUM 388D4 family of anti-PD-1 antibodies. In the event that Pieris exercises this subsequent option, Pieris will pay us an additional undisclosed license fee.

To date, all of our revenue has resulted from payments from strategic partners, and we have not received any revenue from the sale of products or services. As of March 31, 2016, we had a working capital deficit of $469,423 including $1,459,656 of derivative liabilities, and an accumulated deficit of $15,964,028.

To date, our proof-of-concept corporate collaborations have provided modest revenues. However, our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond June 2016. Even if we receive the additional $750,000 maintenance fee from Pieris described above, we will still require additional capital to continue our operations through the third quarter of 2016.

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

No assurance can be given that additional financing or strategic alliances and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders. For further discussion regarding the Company’s risks and uncertainties, please refer to Item 1A. - “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 30, 2016.

Results of Operations

Three months ended March 31, 2016 as compared to three months ended March 31, 2015

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)

Collaboration and license revenue	$316,018	$209,635	$106,383
Grant revenue	118,439	65,087	53,352
Total revenue	434,457	274,722	159,735
Cost of revenue and expenses:
Research and development	1,470,043	1,230,504	239,539
General and administrative	1,194,334	1,424,943	(230,609)
Total cost of revenue and expenses	2,664,377	2,655,447	8,930
Loss from operations	(2,229,920)	(2,380,725)	150,805
Other income (expense):
Interest income (expense)	(3,567)	2,635	(6,202)
Change in fair value of derivative liabilities	678,435	4,669,884	(3,991,449)
Total other income (expense), net	674,868	4,672,519	(3,997,651)
Net income (loss)	$(1,555,052)	$2,291,794	$(3,846,846)

Collaboration and license revenue. Collaboration and license revenue increased by $106,383, or 51%, to $316,018 for the three months ended March 31, 2016, as compared to $209,635 for the three months ended March 31, 2015. This increase in revenue is attributable to our collaboration agreement with Merck.

Grant revenue. Grant revenue increased by $53,352, or 82%, to $118,439 for the three months ended March 31, 2016, as compared to $65,087 for the three months ended March 31, 2015. This increase is attributable to our Phase II Small Business Innovation Research agreement with the National Cancer Institute, or NCI.

Research and development expenses. Research and development expenses increased by $239,539, or 19%, to $1,470,043 for the three months ended March 31, 2016, as compared to $1,230,504 for the three months ended March 31, 2015. This increase is primarily attributable to increased facilities costs of $186,081 in connection with our office relocation, and an increase in stock-based compensation expense of $62,455 resulting from options granted to purchase our common stock during the three months ended March 31, 2016.

General and administrative expenses. General and administrative expenses decreased by $230,609, or 16%, to $1,194,334 for the three months ended March 31, 2016, as compared to $1,424,943 for the three months ended March 31, 2015. This decrease was primarily attributable to a decrease in professional services fees of $158,530 associated with lower legal costs and a decrease in exit costs of $55,352 associated with the termination of the Kendall Lease.

Interest income (expense). Interest income (expense) changed by $6,202, or 235%, to ($3,567) for the three months ended March 31, 2016, as compared to $2,635 for the three months ended March 31, 2015. This change is largely attributable to interest expense associated with the equipment lease financing.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $3,991,449, or 85%, to $678,435 for the three months ended March 31, 2016, as compared to $4,669,884 for the three months ended March 31, 2015. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also previously issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of March 31, 2016, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets and as of March 31, 2016 was estimated at $1,459,656. The fair value of the warrant liabilities is determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2016, we realized a gain of $678,435, due to the change in the fair value of the derivative liabilities. This gain is principally a result of the decrease of the fair value of our stock price between December 31, 2015 and March 31, 2016. We expect that future changes in the fair value of the warrant liabilities will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net income (loss). Net income (loss) decreased $3,846,846, or 168%, to ($1,555,052) for the three months ended March 31, 2016, as compared to $2,291,794 for the three months ended March 31, 2015. This decrease was primarily due to a decrease of $3,991,449 in the change in the fair value of derivative liabilities offset by an increase of $159,735 in revenue.

As of March 31, 2016, we had accumulated losses of $15,964,028 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financings of both preferred and common stock, venture debt, and revenues from corporate collaborations and our contracts with NCI. We have raised gross proceeds of approximately $32.8 million in six financing rounds, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; (v) a $750,000 bridge note financing; and (vi) $21.5 million in the PPO in July 2014. The securities issued in the above financing rounds prior to the PPO were converted into Enumeral Biomedical common stock in the Merger.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate our continuation as a going concern. At March 31, 2016, we had a working capital deficit of $469,423 including $1,459,656 of derivative liabilities, and an accumulated deficit of $15,964,028. As of the date of this filing, we believe that we only have sufficient liquidity to fund operations through June 2016. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

To date, revenue from contracts with our collaboration partners and NCI grant revenue totaled $2,603,022, of which $434,457 and $274,722 was recognized for the three months ended March 31, 2016 and 2015, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015

Net cash used in operating activities	$(1,699,858)	$(2,064,248)
Net cash provided by investing activities	-	608,875
Net cash used in financing activities	(59,100)	-
Net decrease in cash and cash equivalents	(1,758,958)	(1,455,373)

The decrease in net cash for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was $303,585, representing the aggregate of (i) a decrease in net cash used in operating activities of $364,390, (ii) a decrease in net cash provided by investing activities of $608,875 and (iii) an increase in net cash used in financing activities of $59,100.

Operating Activities

Net cash used in operating activities was $1,699,858 for the three months ended March 31, 2016, which consisted primarily of a net loss of $1,555,052, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $678,435, stock-based compensation of $333,811, and depreciation and amortization of $185,855.

Net cash used in operating activities was $2,064,248 for the three months ended March 31, 2015, which consisted primarily of net income of $2,291,794, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $4,669,884, stock-based compensation of $166,391, depreciation and amortization of $136,298 and exit costs associated with a write-down of leasehold improvements of $22,962.

Investing Activities

Net cash provided by investing activities was $0 for the three months ended March 31, 2016.

Net cash provided by investing activities was $608,875 for the three months ended March 31, 2015. Net cash provided by investing activities for the three months ended March 31, 2015 primarily resulted from proceeds from sales of marketable securities of $1,000,805, offset by purchases of property and equipment of $391,930.

Financing Activities

Net cash used in financing activities was $59,100 for the three months ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2016 consisted of payments on equipment lease financing of $59,100.

Net cash used in financing activities was $0 for the three months ended March 31, 2015.

Our business does not generate (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond June 2016. As of March 31, 2016, we had cash and cash equivalents totaling $1,837,304, excluding restricted cash.

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

Critical Accounting Policies, Estimates, and Judgments

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codifications and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation. In these unaudited condensed consolidated financial statements, “subsidiaries” are companies that are wholly owned, the accounts of which are consolidated with those of ours. Intercompany transactions and balances are eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which we could borrow funds with similar remaining maturities and approximates fair value. Our assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB’s ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. We maintain allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of March 31, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three months ended March 31, 2016 and 2015, respectively.

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

Research and Development Expenses

Research and development expenditures are charged to the unaudited condensed consolidated statements of operations and comprehensive income (loss) as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical supply costs, contract services, depreciation and amortization expense and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred. Legal fees incurred in connection with patent applications along with fees associated with the license to our core technology are expensed as research and development expense.

Derivative Liabilities

Our derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,510 shares of our common stock that were issued in connection with the PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of our common stock in connection with the July 2014 Merger.

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be derivative liabilities and, therefore, the fair value of the warrants is recorded in the current liabilities section of the unaudited condensed consolidated balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of March 31, 2016. As of January 1, 2016, we began using a blended average of our historical volatility and the historical volatility of a group of similarly situated companies (as described in detail below) to calculate the expected volatility when valuing our derivative liabilities.

Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings.

Stock-Based Compensation

We account for our stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

We estimate the fair value of our stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends, and (e) the estimated fair value of our common stock on the measurement date. As of January 1, 2016, we began using a blended average of our historical volatility and the historical volatility of a group of similarly situated companies to calculate the expected volatility when valuing our stock options. For purposes of calculating this blended volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. We compute historical volatility data using the daily closing prices for our company and the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Prior to January 1, 2016, due to the lack of a public market for the trading of our common stock and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility only on the historical volatility of a group of similarly situated companies that were publicly traded. Due to the lack of our specific historical option activity, we have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

Prior to the Merger, Enumeral engaged a third party to develop an estimate of the fair value of a share of Enumeral’s common stock on a fully-diluted, minority, non-marketable basis. Based upon unaudited historical, pro-forma and/or forecast financial and operational information, which Enumeral management represented as accurately reflecting Enumeral’s operating results and financial position, the third party utilized both a market approach (using various financial statement metrics of similar enterprises’ equity securities to estimate the fair value of Enumeral’s equity securities) and an income approach (which bases value on expectations of future income and cash flows) in their analyses. The fair value of a single share of common stock was determined using the option pricing method, which treats common and preferred stock as call options on the aggregate enterprise value and using traditional models, including Black-Scholes or binomial models, to calculate share values.

Following the Merger, our common stock became publicly traded, and fair market value is determined based on the closing sales price of our common stock on the OTC Markets.

During the year ended December 31, 2014, we engaged a third party to develop a binomial lattice model to estimate the fair value of options to purchase a total of 450,000 shares with vesting based on the future performance of a share of our common stock.

Effective January 1, 2016, we have elected to account for forfeitures as they occur, as permitted by ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.  See the Accounting Standards Adopted in the Period section below for further details.

Prior to the adoption of ASU 2016-09, we estimated the number stock-based awards that were expected to vest, and only recognized compensation expense for such awards.  The estimation of stock awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. We considered many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. As of March 31, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately 31.7 million and 25.5 million, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. We are required to adopt the amendments in the ASU using one of two acceptable methods. Our management is currently in the process of determining which adoption method we will apply and evaluating the impact of the guidance on our unaudited condensed consolidated financial statements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the ASU are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASU for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this new standard on our unaudited condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on our unaudited condensed consolidated financial statements, but may impact our footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We are currently evaluating the impact the adoption of the accounting standard will have on our unaudited condensed consolidated financial statements.

Accounting Standards Adopted in the Period

In March 2016 the FASB issued ASU 2016-09, which simplified several aspects of employee share-based payment accounting.  In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $8,333 cumulative effect adjustment to accumulated deficit, as of December 31, 2015. We expect that we will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the unaudited condensed consolidated statements of cash flows did not have any impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2016.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $1,837,304 and $3,596,262, respectively, consisting primarily of money market funds and cash held in depository. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and President, Arthur H. Tinkelenberg, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the additional risk factor set forth below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Because of a working capital deficit, we may not be able to continue as a going concern.

There is doubt as to our ability to continue as a going concern. As of March 31, 2016, the Company had current assets of $2,408,659 and current liabilities of $2,878,082, resulting in a working capital deficit of approximately $469,423. As of the date of this filing, we believe that we only have sufficient liquidity to fund operations through June 2016. We are currently exploring a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. Our financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies in the normal course of operations, adjustments would be required to our unaudited condensed consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. Additionally, we expect to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about our ability to continue as a going concern.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

May 13, 2016	By:	/s/ Arthur H. Tinkelenberg
Arthur H. Tinkelenberg
Chief Executive Officer and President
(Principal Executive Officer)

May 13, 2016	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*§	Fourth Amendment to Exclusive Patent License Agreement, dated as of April 14, 2016, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology.

10.2*§	License and Transfer Agreement, dated as of April 18, 2016, between Enumeral Biomedical Holdings, Inc., Pieris Pharmaceuticals, Inc., and Pieris Pharmaceuticals GmbH.

10.3§	Collaborative Research and Development Agreement, dated as of January 11, 2016, by and between Enumeral Biomedical Holdings, Inc. and the University of Texas M.D. Anderson Cancer Center. (Incorporated by reference to Exhibit 10.31 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

10.4§	Amendment No. 1 to Study Agreement, dated as of February 16, 2016, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp. (Incorporated by reference to Exhibit 10.35 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

10.5†	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Kevin G. Sarney. (Incorporated by reference to Exhibit 10.37 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

10.6†	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Anhco Nguyen, Ph.D. (Incorporated by reference to Exhibit 10.38 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.