Form 10-Q/A
period 2016-03-31
Enumeral Biomedical Holdings, Inc.
filed 2016-06-28
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

There were 52,073,481 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of June 27, 2016.

EXPLANATORY NOTE

On May 13, 2016, Enumeral Biomedical Holdings, Inc. (“we,” “us,” “Enumeral Biomedical,” or the “Company”) filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-Q (this “Amendment”) on Form 10-Q/A is being filed solely to file a revised redacted version of Exhibit 10.2, which had previously been filed with the Original Filing with portions omitted pursuant to our request for confidential treatment. The revised redacted version of Exhibit 10.2 filed with this Amendment reflects revisions in response to comments from the SEC following the initial filing and request for confidential treatment.

This Form 10-Q/A amends only information in Part II, Item 6. (Exhibits). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing. Those sections of the Original Filing that are not addressed by this Amendment are not amended by this filing. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported financial statements and notes thereto as of March 31, 2016. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

1

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENUMERAL BIOMEDICAL HOLDINGS, INC.

June 28, 2016	By:	/s/ Arthur H. Tinkelenberg
Arthur H. Tinkelenberg
Chief Executive Officer and President
(Principal Executive Officer)

June 28, 2016	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

3

Exhibit Index

Exhibit No.	Description

10.1§#	Fourth Amendment to Exclusive Patent License Agreement, dated as of April 14, 2016, between Enumeral Biomedical Corp. and the Massachusetts Institute of Technology.

10.2§*	License and Transfer Agreement, dated as of April 18, 2016, between Enumeral Biomedical Holdings, Inc., Pieris Pharmaceuticals, Inc., and Pieris Pharmaceuticals GmbH.

10.3§#	Collaborative Research and Development Agreement, dated as of January 11, 2016, by and between Enumeral Biomedical Holdings, Inc. and the University of Texas M.D. Anderson Cancer Center. (Incorporated by reference to Exhibit 10.31 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

10.4§#	Amendment No. 1 to Study Agreement, dated as of February 16, 2016, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp. (Incorporated by reference to Exhibit 10.35 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

10.5†#	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Kevin G. Sarney. (Incorporated by reference to Exhibit 10.37 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

10.6†#	Employment Letter, dated March 24, 2016, between Enumeral Biomedical Holdings, Inc. and Anhco Nguyen, Ph.D. (Incorporated by reference to Exhibit 10.38 of the Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (SEC File No. 000-55415)).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Incorporated by reference to the identically-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 13, 2016.