Form 10-Q
period 2016-06-30
Enumeral Biomedical Holdings, Inc.
filed 2016-08-12
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

There were 52,073,481 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of August 10, 2016.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we explicitly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,133,819	$3,596,262
Accounts receivable	422,402	306,012
Prepaid expenses and other current assets	131,949	280,479
Total current assets	1,688,170	4,182,753
Property and equipment, net	1,157,493	1,511,493
Other assets:
Restricted cash	534,780	534,780
Other assets	111,556	114,572
Total assets	$3,491,999	$6,343,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$346,181	$343,736
Accrued expenses	1,174,131	714,384
Deferred revenue	43,513	130,539
Equipment lease financing	245,989	240,473
Derivative liabilities	1,315,557	2,138,091
Total current liabilities	3,125,371	3,567,223
Deferred rent	51,776	36,847
Long-term equipment lease financing	142,082	266,471
Total liabilities	3,319,229	3,870,541
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 52,073,481 and 51,932,571 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	52,074	51,933
Additional paid-in-capital	17,432,281	16,830,100
Accumulated deficit	(17,311,585)	(14,408,976)
Total stockholders’ equity	172,770	2,473,057
Total liabilities and stockholders’ equity	$3,491,999	$6,343,598

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Collaboration and license revenue	$1,336,466	$289,049	$1,652,484	$498,684
Grant revenue	162,506	92,264	280,945	157,351
Total revenue	1,498,972	381,313	1,933,429	656,035
Cost of revenue and expenses:
Research and development	1,240,801	1,805,166	2,710,844	3,035,670
General and administrative	1,745,204	1,492,017	2,939,538	2,916,960
Total cost of revenue and expenses	2,986,005	3,297,183	5,650,382	5,952,630
Loss from operations	(1,487,033)	(2,915,870)	(3,716,953)	(5,296,595)
Other income (expense):
Interest income (expense)	(4,623)	4,985	(8,190)	7,620
Change in fair value of derivative liabilities	144,099	2,881,866	822,534	7,551,750
Total other income (expense), net	139,476	2,886,851	814,344	7,559,370
Net income (loss) before income taxes	(1,347,557)	(29,019)	(2,902,609)	2,262,775
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(1,347,557)	$(29,019)	$(2,902,609)	$2,262,775
Other comprehensive income (loss):
Reclassification for loss included in net income	-	19,091	-	19,097
Net unrealized holding losses on available-for-sale securities arising during the period	-	(2,730)	-	(9,320)
Comprehensive income (loss)	$(1,347,557)	$(12,658)	$(2,902,609)	$2,272,552

Basic net income (loss) per share	$(0.03)	$(0.00)	$(0.06)	$0.04

Diluted net income (loss) per share	$(0.03)	$(0.00)	$(0.06)	$0.04

Weighted-average number of common shares attributable to common stockholders - basic	52,073,481	51,638,912	52,071,146	51,623,164

Weighted-average number of common shares attributable to common stockholders - diluted	52,073,481	51,638,912	52,071,146	52,896,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(2,902,609)	$2,262,775
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	354,000	275,887
Exit costs associated with write-off of net carrying value of leasehold improvements	-	22,962
Stock-based compensation	602,322	292,891
Change in fair value of derivative liabilities	(822,534)	(7,551,750)
Realized loss on marketable securities	-	19,097
Changes in operating assets and liabilities:
Accounts receivable	(116,390)	(40,728)
Prepaid expenses and other assets	151,546	(32,732)
Accounts payable	2,445	(221,228)
Accrued expenses and other liabilities	459,747	467,937
Deferred rent	14,929	(17,677)
Deferred revenue	(87,026)	(18,523)
Net cash used in operating activities	(2,343,570)	(4,541,089)

Cash flows from investing activities:
Purchases of property and equipment	-	(559,417)
Proceeds from sale of marketable securities	-	3,000,799
Receipt of security deposit	-	1,500
Net cash provided by investing activities	-	2,442,882

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	16,200
Payments on equipment lease financing	(118,873)	-
Net cash provided by (used in) financing activities	(118,873)	16,200

Net (decrease) in cash and cash equivalents	(2,462,443)	(2,082,007)
Cash and cash equivalents, beginning of period	3,596,262	10,460,117
Cash and cash equivalents, end of period	$1,133,819	$8,378,110

Supplemental cash flow disclosures:
Cash paid for interest	$10,397	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

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

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (the “Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of the Company’s common stock held by such stockholder (which were cancelled and resumed the status of authorized but unissued shares of the Company’s common stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and the Split-Off, the Company discontinued its pre-Merger business, acquired the business of Enumeral, and changed its name to Enumeral Biomedical Holdings, Inc.

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

2 - GOING CONCERN AND LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) which contemplate the Company’s continuation as a going concern. As of June 30, 2016, the Company had a working capital deficit of $1,437,201 including $1,315,557 of derivative liabilities and an accumulated deficit of $17,311,585. As of December 31, 2015, the Company had working capital of $615,530 including $2,138,091 of derivative liabilities and an accumulated deficit of $14,408,976.

On July 29, 2016 the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors purchased the Company’s 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of approximately $385,337), which includes $38,256 pursuant to an over-allotment option (the “Note Offering”). The Company intends to use the net proceeds from this Note Offering for working capital and general corporate purposes. Additional information concerning the Note Offering is presented below in Note 13, “Subsequent Events.”

As of the date of this filing, and after giving effect to the net proceeds from the Note Offering, the Company believes it has sufficient liquidity to fund operations through November 2016. The Company is continuing to explore a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company expects to incur significant expenses and operating losses for the foreseeable future, and the Company’s net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s business has not generated (nor does the Company anticipate that in the foreseeable future it will generate) the cash necessary to finance its operations, and the Company will require additional capital to continue its operations beyond November 2016.

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

If the Company is unable to raise additional capital through one or more of the means listed above prior to the end of November 2016, the Company could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that the Company has already taken. These reductions could significantly affect the Company’s research and development activities, and could result in significant harm to the Company’s business, financial condition and results of operations. In addition, these reductions could cause the Company to further curtail its operations, or take other actions that would adversely affect the Company’s stockholders. If the Company is unable to raise additional capital on acceptable terms and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets.

In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company’s common stock. The issuance of these securities could also result in significant dilution to some or all of the Company’s stockholders, depending on the terms of the transaction. For example, the PPO Warrants contain anti-dilution protection in the event that the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the warrant exercise price prior to the warrant expiration date. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the 2015 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities Exchange Commission (the “SEC”) on March 30, 2016.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2016 and the results of its operations and cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 may not be indicative of results for the full year.

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

The Company’s cash equivalents, carried at fair value, are comprised of investments in federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 11. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$551,806	$551,806	$-	$-
Money Market funds, included in cash equivalents	$582,013	$582,013	$-	$-
Liabilities
Derivative liabilities	$1,315,557	$-	$-	$1,315,557

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$815,890	$815,890	$-	$-
Money Market funds, included in cash equivalents	$2,780,372	$2,780,372	$-	$-
Liabilities
Derivative liabilities	$2,138,091	$-	$-	$2,138,091

The following table provides a roll forward of the fair value of the Company’s derivative liabilities, using Level 3 inputs:

Balance as of December 31, 2015	$2,138,091
Change in fair value	(822,534)
Balance as of June 30, 2016	$1,315,557

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of June 30, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three and six months ended June 30, 2016 and 2015, respectively.

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

The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

In April 2016, the Company entered into a License and Transfer Agreement (the “Original License Agreement”) with Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH (collectively, “Pieris”). Pursuant to the terms and conditions of the Original License Agreement, Pieris is licensing from the Company specified intellectual property related to the Company’s anti-PD-1 antibody program ENUM 388D4 for the potential development and commercialization by Pieris of novel multispecific therapeutic proteins comprising fusion proteins based on Pieris’ Anticalins ® class of therapeutic proteins and the Company’s antibodies in the field of oncology.

Under the Original License Agreement, Pieris paid the Company a $250,000 initial license fee. In June 2016, the Company entered into a Definitive License and Transfer Agreement (the “Definitive Agreement”) with Pieris, and as contemplated in the Original License Agreement, Pieris paid the Company a $750,000 license maintenance fee to continue the licensing arrangements under the Original License Agreement. In accordance with its terms, the Definitive Agreement superseded the Original License Agreement.

Under the Definitive Agreement, the Company has granted Pieris an option until May 31, 2017 to license specified patent rights and know-how of the Company covering two additional undisclosed antibody programs on the same terms and conditions as for the Company’s 388D4 anti-PD-1 antibody (each, a “Subsequent Option”). Pieris may exercise the Subsequent Options separately and on different dates during the option period. Pieris will pay the Company additional license fees in the event that Pieris exercises one or both Subsequent Options.

The Company recognized $1,336,466 and $289,049 of collaboration and license revenue for the three months ended June 30, 2016 and 2015, respectively. The Company recognized $1,652,484 and $498,684 of collaboration and license revenue for the six months ended June 30, 2016 and 2015, respectively.

Grant Revenue

In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from the National Cancer Institute (“NCI”), a unit of the National Institutes of Health, for up to $999,967 over two years. Grant revenue consists of a portion of the funds received to date by the NCI. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement. The Company recognized $162,506 and $92,264 of revenue associated with the NCI Phase II grant for the three months ended June 30, 2016 and 2015, respectively. The Company recognized $280,945 and $157,351 of revenue associated with the NCI Phase II grant for the six months ended June 30, 2016 and 2015, respectively. The difference between the total consideration received to date and the revenue recognized is recorded as deferred revenue. Deferred revenue totaled $43,513 as of June 30, 2016 and $130,539 as of December 31, 2015.

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

Derivative Liabilities

The Company’s derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,509 shares of the Company’s common stock that were issued in connection with the PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the Merger in July 2014. Additional detail regarding these warrants can be found in Note 11 below.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) was comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings. The Company recognized no reclassifications out of accumulated other comprehensive loss or unrealized holding losses on available-for-sale securities for the three and six months ended June 30, 2016. The Company recognized unrealized holding losses on available-for-sale securities of $19,091 and $19,097 for the three and six months ended June 30, 2015. The Company reclassified $2,730 and $9,320 out of accumulated other comprehensive loss to net income for the three and six months ended June 30, 2015.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

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

The Company has recorded stock-based compensation expense of $268,511 and $126,500 for the three months ended June 30, 2016 and 2015, respectively. The Company has recorded stock-based compensation expense of $602,322 and $292,891 for the six months ended June 30, 2016 and 2015, respectively. The Company has an aggregate of $1,081,310 of unrecognized stock-based compensation expense as of June 30, 2016 to be amortized over a weighted average period of 3.1 years.

Effective January 1, 2016, the Company has elected to account for forfeitures as they occur, as permitted by Accounting Standards Update (“ASU”) ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. See the Accounting Standards Adopted in the Period section below for further details.

Prior to the adoption of ASU No. 2016-09, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards. The estimation of stock-based awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. The Company considered many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. As of June 30, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately 31.6 million and 25.5 million, respectively.

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

The Company has no uncertain tax liabilities as of June 30, 2016 or December 31, 2015. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). ASU No 2014-15 requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements, but may impact the Company’s footnote disclosures.

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

Accounting Standards Adopted in the Period

In March 2016, the FASB issued ASU No. 2016-09, which simplified several aspects of employee share-based payment accounting.  In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $8,333 cumulative effect adjustment to accumulated deficit, as of December 31, 2015. The Company expects that it will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU No. 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have any impact on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2016	2015
Laboratory equipment	$2,559,986	$2,559,986
Computer/office equipment and software	187,337	187,337
Furniture, fixtures and office equipment	73,734	73,734
Leasehold improvements	75,262	75,262
	2,896,319	2,896,319
Less - Accumulated depreciation and amortization	(1,738,826)	(1,384,826)
	$1,157,493	$1,511,493

Depreciation and amortization expense for the three and six months ended June 30, 2016 was $168,145 and $354,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2015 was $139,589 and $275,887, respectively. During the six months ended June 30, 2015, the Company expensed $22,962 associated with the write-down of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 8). No such write-downs occurred during the six months ended June 30, 2016.

5 - RESTRICTED CASH

The Company held $534,780 in restricted cash as of June 30, 2016 and December 31, 2015, respectively. The balances are primarily held on deposit with a bank to collateralize a standby letter of credit in the name of the Company’s facility lessor in accordance with the Company’s facility lease agreement.

6 - ACCRUED EXPENSES

The Company’s accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accrued wages and benefits	$798,576	$447,769
Accrued professional fees	236,768	213,475
Accrued other	138,787	53,140
Total accrued expenses	$1,174,131	$714,384

7 - DEBT

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

The Company has recorded current equipment lease financing of $245,989 and long-term equipment lease financing of $142,082 as of June 30, 2016. The Company has recorded current equipment lease financing of $240,473 and long-term equipment lease financing of $266,471 as of December 31, 2015. The equipment has been included in property and equipment on the Company’s unaudited condensed consolidated balance sheets.

Future principal payments on the equipment lease financing are as follows:

For the twelve months ended June 30,	Amount
2017	$258,541
2018	136,875
2019	7,604
Total equipment lease financing payments	$403,020

As of June 30, 2016	Amount
Current equipment lease financing payments	$258,541
Less: Amount representing interest	(12,552)
Current equipment lease financing, net	$245,989
Long-term equipment lease financing payments	$144,479
Less: Amount representing interest	(2,397)
Long-term equipment lease financing, net	$142,082

8 - COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility (the “Premises”) pursuant to Indenture of Lease (the “Lease”) that the Company entered into in November 2014. The term of the Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the Lease. The Company is also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit, which may be reduced to $411,988 following the second anniversary of the commencement date under the Lease, provided that the Company meets certain financial conditions set forth in the Lease. The Company has recorded deferred rent in connection with the Lease in the amount of $51,776 and $36,847 as of June 30, 2016 and December 31, 2015, respectively. This amount has been recorded as a long-term liability on the Company’s unaudited condensed consolidated balance sheet.

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

Rent expense was $314,481 and $296,224 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $646,820 and $451,488 for the six months ended June 30, 2016 and 2015, respectively.

Future operating lease commitments as of June 30, 2016 are as follows:

For the twelve months ended June 30,	Amount
2017	$755,495
2018	766,211
2019	789,149
2020	536,493
Total	$2,847,348

Employment Agreements

The Company has employment agreements with members of management which contain minimum annual salaries and severance benefits if terminated prior to the term of the agreements. In conjunction with the closing of the Note Offering, Arthur H. Tinkelenberg, Ph.D. was terminated by the Company from his position as President and Chief Executive Officer, effective July 28, 2016. During the three months ended June 30, 2016, the Company recorded an accrual related to severance and benefits owed to Dr. Tinkelenberg as a result of his termination.

9 - LICENSE AGREEMENT AND RELATED-PARTY TRANSACTIONS

License Agreement

In April 2011, Enumeral licensed certain intellectual property from MIT, then a related party (as one of Enumeral’s scientific co-founders was an employee of MIT), pursuant to an Exclusive License Agreement (the “License Agreement”), in exchange for the payment of upfront license fees and a commitment to pay annual license fees, patent costs, milestone payments, royalties on sublicense income and, upon product commercialization, royalties on the sales of products covered by the licenses or income from corporate partners, and the issuance of 66,303 shares of Enumeral common stock. This intellectual property portfolio includes patents owned by Harvard University or co-owned by MIT and The Whitehead Institute, or MIT and Massachusetts General Hospital.

All amounts incurred related to the license fees have been expensed as research and development expenses by Enumeral as incurred. The Company incurred $10,000 and $7,500 in the three months ended June 30, 2016 and 2015, respectively. The Company incurred $20,000 and $15,000 in the six months ended June 30, 2016 and 2015, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral paid an annual fee of $40,000 in 2016, and is obligated to pay $50,000 every year thereafter unless the License Agreement is terminated. During the three months ended June 30, 2016, the Company recorded an accrual of $100,000 for the required percentage of the Pieris license payments owed to MIT pursuant to the terms of the License Agreement. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended June 30, 2016 and 2015, Enumeral paid $44,995 and $112,331 for MIT and $10,063 and $150 for Harvard, respectively. For the six months ended June 30, 2016 and 2015, Enumeral paid $139,640 and $240,543 for MIT and $15,341 and $18,637 for Harvard, respectively. The Company had accounts payable and accrued expenses of $130,218 and $168,726 associated with the reimbursement of costs and fees owed to MIT and Harvard as of June 30, 2016 and December 31, 2015, respectively.

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

In April 2016, Enumeral and MIT entered into a fourth amendment to the License Agreement, which revised the timetable for Enumeral to complete certain diligence obligations relating to the establishment of sublicenses and/or corporate partner agreements for the development of Licensed Products and/or Diagnostic Products, as well as the timetable by which an Investigational New Drug Application shall be filed on a Therapeutic Product (as such terms are defined in the License Agreement).

Consulting Agreements

In September 2014, the Company and Dr. Barry Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which replaced Dr. Buckland’s previous consulting agreement and pursuant to which Dr. Buckland serves as chairman of the Company’s Scientific Advisory Board. The SAB Agreement has a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended June 30, 2016 and 2015, the Company recognized $4,000 and $17,500 of expense related to the SAB agreement, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized $4,000 and $28,500 of expense related to the SAB agreement, respectively.

10 - EQUITY

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

In April 2014, Enumeral issued warrants to two executive officers to purchase 105,881 shares of Convertible Preferred Series B shares in connection with Enumeral’s Series B financing. These warrants were issued in relation to these executives taking a salary reduction prior to the Series B round of financing. In connection with the Merger in July 2014, these warrants were converted into warrants to purchase 309,966 shares of the Company’s common stock (see Merger discussion below).

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

As a result of the Merger and the Split-Off, the Company discontinued its pre-Merger business and acquired the business of Enumeral, and has continued the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc. In accordance with “reverse merger” accounting treatment, historical financial statements for Enumeral Biomedical Holdings, Inc. as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Enumeral prior to the Merger in all future filings with the SEC.

Private Placement

On July 31, 2014, the Company closed the PPO of 21,549,510 Units of securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). The net proceeds received from the PPO were $18,255,444. The investors in the PPO (for so long as they hold shares of the Company’s common stock) have anti-dilution protection on the shares of common stock included in the Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) in the event that within two years after the closing of the PPO the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the Unit purchase price. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances.

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

In periods prior to January 1, 2016, estimates of pre-vesting option forfeitures were based on the Company’s experience. The Company used a forfeiture rate of 0% - 5% depending on when and to whom the options were granted. The Company adjusted its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures were recognized through a cumulative adjustment in the period of change and may have impacted the amount of compensation expense to be recognized in future periods. The Company considered many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date:

For the six months ended June 30, 2016
Expected Volatility	117.0%
Risk-free interest rate	1.39%-1.72%
Expected term (in years)	5.00
Expected dividend yield	0%

As of June 30, 2016, there were 370,000 shares available for issuance under the 2014 Plan to eligible employees, non-employee directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding as of December 31, 2015	5,926,654	$0.62	9.0
Granted	1,468,182	$0.20
Exercised	-	$-
Canceled	(579,995)	$0.83
Outstanding as of June 30, 2016	6,814,841	$0.51	8.8
Exercisable as of June 30, 2016	3,873,920	$0.45	8.7

Stock option compensation expense was $249,959 and $109,385 for the three months ended June 30, 2016 and 2015, respectively. Stock option compensation expense was $543,404 and $251,066 for the six months ended June 30, 2016 and 2015, respectively. The Company has an aggregate of $1,059,622 of unrecognized stock option compensation expense as of June 30, 2016 to be amortized over a weighted average period of 3.2 years.

The aggregate intrinsic value of options exercisable as of June 30, 2016 was $5,180. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the unaudited condensed consolidated balance sheet date.

Restricted Stock

A summary of restricted stock activity for the six months ended June 30, 2016 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock as of December 31, 2015	282,119	$0.24
Issuance of restricted stock	140,910	$0.22
Vested	(248,425)	$0.23
Balance of unvested restricted stock as of June 30, 2016	174,604	$0.23

Restricted stock compensation expense was $18,552 and $17,115 for the three months ended June 30, 2016 and 2015, respectively. Restricted stock compensation expense was $58,918 and $41,825 for the six months ended June 30, 2016 and 2015, respectively.

The Company has an aggregate of $21,688 of unrecognized restricted stock compensation expense as of June 30, 2016 to be amortized over a weighted average period of 0.3 years.

Warrants

As of June 30, 2016, there were a total of 24,803,409 warrants outstanding to purchase shares of the Company's common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank (in connection with a previous financing transaction as further described below) and are accounted for as derivative liabilities. The remaining 1,187,325 warrants do not require derivative liability accounting treatment.

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

A) PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of five years, 105.4% volatility, a risk-free rate of 1.77%, and no expected dividends. The estimated fair value of the warrants at June 30, 2016 was determined to be $1,310,793 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 3.08 years, 110.85% volatility, risk-free rate of 0.72%, and no expected dividends. The estimated fair value of the warrants at December 31, 2015 was determined to be $2,130,822 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 3.58 years, 109.4% volatility, risk-free rate of 1.44%, and no expected dividends. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). All 23,549,510 warrants were outstanding as of June 30, 2016 and December 31, 2015, respectively.

B) Square 1 Financing

In connection with the December 2011 Square 1 financing transaction, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into warrants to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of June 30, 2016 was determined to be $3,744 using the Black-Scholes pricing model and the following assumptions: expected term of 2.4 years, 109.1% volatility, a risk-free rate of 0.65%, and no expected dividends. The estimated fair value of the warrants as of December 31, 2015 was determined to be $5,777 using the Black-Scholes pricing model and the following assumptions: expected term of 2.9 years, 104.6% volatility, a risk-free rate of 1.31%, and no expected dividends. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into warrants to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of June 30, 2016 was determined to be $1,020 using the Black-Scholes pricing model and the following assumptions: expected term of 3.0 years, 109.1% volatility, a risk-free rate of 0.71%, and no expected dividends. The estimated fair value of these warrants as of December 31, 2015 was determined to be $1,492 using the Black-Scholes pricing model and the following assumptions: expected term of 3.5 years, 104.6% volatility, a risk-free rate of 1.42%, and no expected dividends. The warrants are classified as derivative liabilities in the accompanying unaudited condensed consolidated balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2016 and December 31, 2015 these warrants were outstanding and expire on December 5, 2018 and June 12, 2019.

12 - CONCENTRATIONS

During the three months ended June 30, 2016, the Company recorded revenue from three entities in excess of 10% of the Company’s total revenue in the amounts of $1,000,000, $336,466 and $162,506, which represents 67%, 22% and 11% of the Company’s total revenue for that period. During the three months ended June 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $289,049 and $92,264, which represents 76% and 24% of the Company’s total revenue for that period.

During the six months ended June 30, 2016, the Company recorded revenue from three entities in excess of 10% of the Company’s total revenue in the amounts of $1,000,000, $652,484 and $280,945, which represents 52%, 34% and 14% of the Company’s total revenue for that period. During the six months ended June 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $498,684 and $157,351, which represents 76% and 24% of the Company’s total revenue for that period.

As of June 30, 2016, accounts receivable consisted of amounts due from two entities which represented 80% and 20% of the Company’s total outstanding accounts receivable balance, respectively. As of December 31, 2015, accounts receivable consisted of amounts due from two entities which represented 67% and 33% of the Company’s total outstanding accounts receivable balance, respectively.

13 – SUBSEQUENT EVENTS

On July 29, 2016 (the “Closing Date”), the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Buyers”), pursuant to which the Buyers purchased the Company’s 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of approximately $385,337), which includes $38,256 pursuant to an over-allotment option (the “Note Offering”). The Company intends to use the net proceeds from this Note Offering for working capital and general corporate purposes.

The Notes have an aggregate principal balance of $3,038,256, and a stated maturity date of 12 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, payable monthly commencing on September 1, 2016. Interest is payable in shares (the “Repayment Shares”) of the Company’s common stock; provided, however, that interest will not be calculated or accrued in a manner that triggers the anti-dilution adjustment on the PPO Warrants. In the event that on an interest payment date, the PPO Warrants’ anti-dilution provision would be triggered by the payment of interest in shares of the Company’s common stock, interest payments on the Notes may be paid in cash. The Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Notes.

The maturity date of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will accelerate to the date (on or after September 1, 2016) on which the Company completes and closes certain financing transactions that achieve minimum thresholds, as specified in the Notes. In such specified transactions, the Notes will convert at a valuation per share equal to 50% of the price per share of securities sold in that financing transaction. In addition, in the event of a sale of the Company during the term of the Notes, noteholders will be entitled to receive 1.5x of the principal amount of the Notes plus accrued interest, paid in either cash or securities of acquiring entity at the acquiring entity’s discretion.

The Company’s obligations under the Notes are secured, pursuant to the terms of an Intellectual Property Security Agreement (the “Security Agreement”), dated as of the Closing Date, among the Company, Enumeral, the Buyers and the collateral agent for the Buyers named therein, by a first priority security interest in all now owned or hereafter acquired intellectual property of the Company and Enumeral, except to the extent such intellectual property cannot be assigned or the creation of a security interest would be prohibited by applicable law or contract.

In conjunction with the closing of the Note Offering, Arthur H. Tinkelenberg was terminated by the Company from his positions as President and Chief Executive Officer, effective July 28, 2016 (the “Separation Date”). Dr. Tinkelenberg will remain a member of the Company’s board of directors. The Company intends to conduct a search for a new Chief Executive Officer with commercial drug development experience.

As a result of Dr. Tinkelenberg’s separation of employment with the Company, the Company’s Board of Directors designated John J. Rydzewski, the Company’s Executive Chairman, as the Company’s “Principal Executive Officer” for SEC reporting purposes, effective as of the Separation Date.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The concept of stimulating the immune system to fight cancer was first advanced more than a century ago, but it is only recently that the field of immuno-oncology has seen clinical success, with marketing approvals being granted for antibodies that block CTLA-4 (Yervoy ® (ipilimumab)), PD-1 (Keytruda ® (pembrolizumab) and Opdivo ® (nivolumab)), and PD-L1 (Tecentriq ® (atezolizumab)). Use of these drugs has established that durable anti-tumor responses can be elicited in some patients by blocking the checkpoints that normally suppress the human immune response against cancer cells. The success of these drugs suggests that immuno-oncology may fundamentally alter the course of cancer treatment.

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

Our proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT, is a microwell array technology that detects secreted molecules (such as antibodies and cytokines) and cell surface markers, at the level of single, live cells and enables recovery of single, live cells of interest. The platform technology can be used to achieve at least three separate, but complementary, objectives. First, we use the platform to rapidly produce antibody libraries with high diversity. Second, the platform has the potential to guide rational selection of lead candidates derived from these libraries, through characterization of immune function at the level of single cells from human biopsy samples. Third, it has the potential to identify patients more likely than others to benefit from treatment with a given therapeutic antibody. Thus, our platform is a multipurpose tool that is valuable for activities ranging from antibody discovery to target discovery to patient stratification in clinical development. The platform yields multidimensional, functional read-outs from single live cells, such as tumor infiltrating lymphocytes, or TILs, from human tumor biopsy samples, and it enables us to examine the responses of different classes of human immune cells to treatment with immunomodulators in the context of human disease, as opposed to animal models of disease. Consequently, we call our approach The Human Approach ®.

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

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), we transferred all of our pre-Merger operating assets and liabilities to a wholly-owned special-purpose subsidiary, Cerulean Operating Corp. (the “Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to our pre-Merger majority stockholder, and our former sole officer and director (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 23,100,000 shares of our common stock held by such stockholder (which were cancelled and will resume the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

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

In April 2016, we entered into a License and Transfer Agreement (the “Original License Agreement”) with Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH (collectively, “Pieris”). Pursuant to the terms and conditions of the Original License Agreement, Pieris is licensing from us specified intellectual property related to our anti-PD-1 antibody program ENUM 388D4 for the potential development and commercialization by Pieris of novel multispecific therapeutic proteins comprising fusion proteins based on Pieris’ Anticalins ® class of therapeutic proteins and our antibodies in the field of oncology. In June 2016, we entered into a Definitive License and Transfer Agreement (the “Definitive Agreement”) with Pieris, as contemplated in the Original License Agreement. Pieris paid us an upfront license fee in the amount of $250,000 in connection with execution of the Original License Agreement, and paid us a $750,000 license maintenance fee due by May 31, 2016 to continue the licensing arrangements under the Original License Agreement. In accordance with its terms, the Definitive Agreement superseded the Original License Agreement.

Under the Definitive Agreement, we have granted Pieris an option until May 31, 2017 to license specified patent rights and know-how of ours covering two additional undisclosed antibody programs on the same terms and conditions as for our 388D4 anti-PD-1 antibody (each, a “Subsequent Option”). Pieris may exercise the Subsequent Options separately and on different dates during the option period. Pieris will pay us additional license fees in the event that Pieris exercises one or both Subsequent Options.

As of June 30, 2016, all of our revenue has resulted from payments from strategic and licensing partners, and we have not received any revenue from the sale of products or services. Our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. As of June 30, 2016, we had a working capital deficit of $1,437,201 including $1,315,557 of derivative liabilities and an accumulated deficit of $17,311,585. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond November 2016.

On July 29, 2016, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors purchased our 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of approximately $385,337), which includes $38,256 pursuant to an over-allotment option (the “Note Offering”). We intend to use the net proceeds from this Note Offering for working capital and general corporate purposes.

The Notes have an aggregate principal balance of $3,038,256, and a stated maturity date of 12 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, payable monthly commencing on September 1, 2016. Interest is payable in shares (the “Repayment Shares”) of our common stock; provided, however, that interest will not be calculated or accrued in a manner that triggers anti-dilution adjustment on our existing PPO Warrants. In the event that on an interest payment date, the PPO Warrants’ anti-dilution provision would be triggered by the payment of interest in shares of our common stock, interest payments on the Notes may be paid in cash. The Notes will rank senior to all of our existing indebtedness, except as otherwise set forth in the Notes.

The maturity date of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will accelerate to the date (on or after September 1, 2016) on which we complete and close certain financing transactions that achieve minimum thresholds, as specified in the Notes. In such specified transactions, the Notes will convert at a valuation per share equal to 50% of the price per share of securities sold in that financing transaction. In addition, in the event of a sale of our company during the term of the Notes, noteholders will be entitled to receive 1.5x of the principal amount of the Notes plus accrued interest, paid in either cash or securities of acquiring entity at the acquiring entity’s discretion.

Our obligations under the Notes are secured, pursuant to the terms of an Intellectual Property Security Agreement, among us, the investors, and the collateral agent for the investors named therein, by a first priority security interest in all now owned or hereafter acquired intellectual property of ours (including Enumeral’s), except to the extent such intellectual property cannot be assigned or the creation of a security interest would be prohibited by applicable law or contract.

In conjunction with the closing of the Note Offering, Arthur H. Tinkelenberg ceased to serve as our President and Chief Executive Officer, effective July 28, 2016. Dr. Tinkelenberg will remain a member of our board of directors. We intend to conduct a search for a new Chief Executive Officer with commercial drug development experience.

As a result of Dr. Tinkelenberg’s separation of employment, our Board of Directors designated John J. Rydzewski, our Executive Chairman, as our “Principal Executive Officer” for SEC reporting purposes.

After giving effect to the net proceeds from the Note Offering, we believe that we have sufficient liquidity to fund operations only through November 2016. Our near-term capital needs will depend on many factors, including:

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

If we are unable to raise additional capital through one or more of the means listed above prior to the end of November 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

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

Results of Operations

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

	Three Months Ended, June 30,		Increase
	2016	2015	(Decrease)
Revenue:
Collaboration and license revenue	$1,336,466	$289,049	$1,047,417
Grant revenue	162,506	92,264	70,242
Total revenue	1,498,972	381,313	1,117,659
Cost of revenue and expenses:
Research and development	1,240,801	1,805,166	(564,365)
General and administrative	1,745,204	1,492,017	253,187
Total cost of revenue and expenses	2,986,005	3,297,183	(311,178)
Loss from operations	(1,487,033)	(2,915,870)	1,428,837
Other income (expense):
Interest income (expense)	(4,623)	4,985	(9,608)
Change in fair value of derivative liabilities	144,099	2,881,866	(2,737,767)
Total other income (expense), net	139,476	2,886,851	(2,747,375)
Net loss	(1,347,557)	(29,019)	$(1,318,538)

Collaboration and license revenue. Collaboration and license revenue increased by $1,047,417, or 362%, to $1,336,466 for the three months ended June 30, 2016, as compared to $289,049 for the three months ended June 30, 2015. This increase in revenue is primarily attributable to our license agreement with Pieris.

Grant revenue. Grant revenue increased by $70,242, or 76%, to $162,506 for the three months ended June 30, 2016, as compared to $92,264 for the three months ended June 30, 2015. This increase is attributable to our Phase II Small Business Innovation Research agreement with the National Cancer Institute, or NCI.

Research and development expenses. Research and development expenses decreased by $564,365, or 31%, to $1,240,801 for the three months ended June 30, 2016, as compared to $1,805,166 for the three months ended June 30, 2015. This decrease is primarily attributable to a decrease of $318,589 in wages and benefits associated with lower headcount, a decrease of $203,119 in lab expenses associated with reduced research and development activities, and a decrease of $108,995 in patent costs, offset by a $100,000 increase in fees owed to MIT related to the Pieris license revenue.

General and administrative expenses. General and administrative expenses increased by $253,187, or 17%, to $1,745,204 for the three months ended June 30, 2016, as compared to $1,492,017 for the three months ended June 30, 2015. This increase was primarily attributable to (i) an increase of $218,493 in wages and benefits, resulting from Dr. Tinkelenberg’s severance accrual, offset by a decrease in bonus accrual, and (ii) an increase of $111,245 in stock compensation expense resulting from options granted during the six months ended June 30, 2016, offset by a decrease of $104,901 in consulting costs.

Interest income (expense). Interest income (expense) changed by $9,608, or 193%, to ($4,623) for the three months ended June 30, 2016, as compared to $4,985 for the three months ended June 30, 2015. This change is largely attributable to interest expense associated with the equipment lease financing.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $2,737,767, or 95%, to $144,099 for the three months ended June 30, 2016, as compared to $2,881,866 for the three months ended June 30, 2015. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also previously issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of June 30, 2016, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets and as of June 30, 2016 was estimated at $1,315,557. The fair value of the warrant liabilities is determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2016, we realized a gain of $144,099 in due to the change in the fair value of the derivative liabilities. This gain is principally a result of the decrease in the life of the warrant from March 31, 2016 to June 30, 2016. We expect that future changes in the fair value of the warrant liabilities will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net loss. Net loss increased $1,318,538, or 4,544%, to $1,347,557 for the three months ended June 30, 2016, as compared to $29,019 for the three months ended June 30, 2015. This increase was primarily due to a decrease of $2,737,767 in the change in the fair value of derivative liabilities offset by an increase of $1,117,659 in revenue and a decrease of $311,178 in operating expenses.

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

	Six Months Ended, June 30,		Increase
	2016	2015	(Decrease)
Revenue:
Collaboration and license revenue	$1,652,484	$498,684	$1,153,800
Grant revenue	280,945	157,351	123,594
Total revenue	1,933,429	656,035	1,277,394
Cost of revenue and expenses:
Research and development	2,710,844	3,035,670	(324,826)
General and administrative	2,939,538	2,916,960	22,578
Total cost of revenue and expenses	5,650,382	5,952,630	(302,248)
Loss from operations	(3,716,953)	(5,296,595)	1,579,642
Other income (expense):
Interest income (expense)	(8,190)	7,620	(15,810)
Change in fair value of derivative liabilities	822,534	7,551,750	(6,729,216)
Total other income (expense), net	814,344	7,559,370	(6,745,026)
Net income (loss)	(2,902,609)	$2,262,775	$(5,165,384)

Collaboration and license revenue. Collaboration and license revenue increased by $1,153,800, or 231%, to $1,652,484 for the six months ended June 30, 2016, as compared to $498,684 for the six months ended June 30, 2015. This increase in revenue is attributable to our license agreement with Pieris and our collaboration agreement with Merck.

Grant revenue. Grant revenue increased by $123,594, or 79%, to $280,945 for the six months ended June 30, 2016, as compared to $157,351 for the six months ended June 30, 2015. This increase is attributable to our Phase II Small Business Innovation Research agreement with the National Cancer Institute, or NCI.

Research and development expenses. Research and development expenses decreased by $324,826, or 11%, to $2,710,844 for the six months ended June 30, 2016, as compared to $3,035,670 for the six months ended June 30, 2015. This decrease is primarily attributable to a decrease of $384,726 in wages and benefits associated with lower headcount, a decrease of $132,491 in lab expenses associated with reduced research activities, and a decrease of $156,156 in patent costs, offset by a $100,000 increase in fees owed to MIT related to the Pieris license revenue and an increase of $93,221 in stock compensation expense resulting from options granted during the six months ended June 30, 2016.

General and administrative expenses. General and administrative expenses increased by $22,578, or 1%, to $2,939,538 for the six months ended June 30, 2016, as compared to $2,916,960 for the six months ended June 30, 2015. This increase was primarily attributable to (i) an increase of $194,210 in wages and benefits, resulting from Dr. Tinkelenberg’s severance accrual, offset by a decrease in bonus accrual, and (ii) an increase of $216,212 in stock compensation expense resulting from options granted during the six months ended June 30, 2016, offset by a decrease of $238,552 in consulting costs, a decrease of $89,310 in investor relations costs, and a decrease in exit costs of $55,352 associated with the termination of the Kendall Lease.

Interest income (expense). Interest income (expense) changed by $15,810, or 207%, to ($8,190) for the six months ended June 30, 2016, as compared to $7,620 for the six months ended June 30, 2015. This change is largely attributable to interest expense associated with the equipment lease financing.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $6,729,216, or 89%, to $822,534 for the six months ended June 30, 2016, as compared to $7,551,750 for the six months ended June 30, 2015. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also previously issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of June 30, 2016, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets and as of June 30, 2016 was estimated at $1,315,557. The fair value of the warrant liabilities is determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the six months ended June 30, 2016, we realized a gain of $822,534 due to the change in the fair value of derivative liabilities. This gain is principally a result of the decrease of the fair value of our stock price between December 31, 2015 and June 30, 2016. We expect that future changes in the fair value of the warrant liabilities will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants.

Net income (loss). Net income (loss) changed $5,165,384, or 228%, to ($2,902,609) for the six months ended June 30, 2016, as compared to $2,262,775 for the six months ended June 30, 2015. This change was primarily due to a decrease of $6,729,216 in the change in the fair value of derivative liabilities, offset by an increase of $1,277,394 in revenue and a decrease of $302,248 in operating expenses.

As of June 30, 2016, we had accumulated losses of $17,311,585 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financings of both preferred and common stock, venture debt, and revenues from corporate collaborations, license arrangements and our contracts with NCI. Prior to the offering of the Notes in July 2016, we had raised gross proceeds of approximately $32.8 million in six financing rounds, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; (v) a $750,000 bridge note financing; and (vi) $21.5 million in the PPO in July 2014. The securities issued in the above financing rounds prior to the PPO were converted into Enumeral Biomedical common stock in the Merger.

In July 2016, we entered into a Subscription Agreement with certain accredited investors, pursuant to which these investors purchased our 12% Senior Secured Promissory Notes in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of approximately $385,337), which includes $38,256 pursuant to an over-allotment option.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) which contemplate our continuation as a going concern. As of June 30, 2016, we had a working capital deficit of $1,437,201 including $1,315,557 of derivative liabilities and an accumulated deficit of $17,311,585. As of the date of this filing, and after giving effect to the net proceeds from the Note Offering, we believe that we only have sufficient liquidity to fund operations through November 2016. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

As of June 30, 2016, revenue from contracts with our collaboration and licensing partners and NCI grant revenue totaled $4,101,994, of which $1,933,429 and $656,035 was recognized for the six months ended June 30, 2016 and 2015, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six Months Ended,
	June 30,
	2016	2015

Net cash used in operating activities	$(2,343,570)	$(4,541,089)
Net cash provided by investing activities	-	2,442,882
Net cash provided by (used in) financing activities	(118,873)	16,200
Net (decrease) in cash and cash equivalents	(2,462,443)	(2,082,007)

The decrease in net cash for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was $380,436, representing the aggregate of (i) a decrease in net cash used in operating activities of $2,197,519, (ii) a decrease in net cash provided by investing activities of $2,442,882 and (iii) a change in net cash from financing activities of $135,073.

Operating Activities

Net cash used in operating activities was $2,343,570 for the six months ended June 30, 2016, which consisted primarily of a net loss of $2,902,609, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $822,534, stock-based compensation of $602,322, depreciation and amortization of $354,000 and a net decrease of $425,251 in operating assets and liabilities.

Net cash used in operating activities was $4,541,089 for the six months ended June 30, 2015, which consisted primarily of net income of $2,262,775, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $7,551,750, stock-based compensation of $292,891, depreciation and amortization of $275,887 and a net decrease of $137,049 in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $0 for the six months ended June 30, 2016.

Net cash provided by investing activities was $2,442,882 for the six months ended June 30, 2015, which primarily resulted from proceeds from sales of marketable securities of $3,000,799, offset by purchases of property and equipment of $559,417.

Financing Activities

Net cash used in financing activities was $118,873 for the six months ended June 30, 2016, which consisted of payments on the equipment lease financing.

Net cash provided by financing activities was $16,200 for the six months ended June 30, 2015, which consisted of proceeds from the exercise of common stock options.

Our business does not generate (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond November 2016. As of June 30, 2016, we had cash and cash equivalents totaling $1,133,819, excluding restricted cash.

In July 2016, we entered into a Subscription Agreement with certain accredited investors, pursuant to which these investors purchased our 12% Senior Secured Promissory Notes in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of approximately $385,337), which includes $38,256 pursuant to an over-allotment option. We intend to use the net proceeds from the Note Offering for working capital and general corporate purposes.

After giving effect to the net proceeds from the Note Offering, we believe that we have sufficient liquidity to fund operations only through November 2016. Our near-term capital needs will depend on many factors, including:

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

We are continuing to explore a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to raise additional capital through one or more of the means listed above prior to the end of November 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction. For example, the PPO Warrants contain anti-dilution protection in the event that we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the warrant exercise price prior to the warrant expiration date. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan, and (c) other exempt issuances.

No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders.

Critical Accounting Policies, Estimates, and Judgments

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP. Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codifications (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. We maintain allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of June 30, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the six months ended June 30, 2016 and 2015, respectively.

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

We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of June 30, 2016. As of January 1, 2016, we began using a blended average of our historical volatility and the historical volatility of a group of similarly situated companies (as described in detail below) to calculate the expected volatility when valuing our derivative liabilities.

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

Effective January 1, 2016, we have elected to account for forfeitures as they occur, as permitted by ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. See the Accounting Standards Adopted in the Period section below for further details.

Prior to the adoption of ASU No. 2016-09, we estimated the number stock-based awards that were expected to vest, and only recognized compensation expense for such awards. The estimation of stock awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. We considered many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. As of June 30, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately 31.6 million and 25.5 million, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on our unaudited condensed consolidated financial statements, but may impact our footnote disclosures.

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

Accounting Standards Adopted in the Period

In March 2016, the FASB issued ASU No. 2016-09, which simplified several aspects of employee share-based payment accounting.  In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $8,333 cumulative effect adjustment to accumulated deficit, as of December 31, 2015. We expect that we will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU No. 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the unaudited condensed consolidated statements of cash flows did not have any impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $1,133,819 and $3,596,262, respectively, consisting primarily of money market funds and cash held in depository. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.            CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Executive Chairman, John J. Rydzewski, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Executive Chairman and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is doubt as to our ability to continue as a going concern. As of June 30, 2016, the Company had current assets of $1,688,170 and current liabilities of $3,125,371, resulting in a working capital deficit of approximately $1,437,201. As of the date of this filing, and after giving effect to the net proceeds from our July 2016 Note Offering, we believe that we only have sufficient liquidity to fund operations through November 2016. We are continuing to explore a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. Our financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies in the normal course of operations, adjustments would be required to our unaudited condensed consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. Additionally, we expect to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about our ability to continue as a going concern.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

August 12, 2016	By:	/s/ John J. Rydzewski
John J. Rydzewski
Executive Chairman
(Principal Executive Officer)

August 12, 2016	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*§	Definitive License and Transfer Agreement, dated as of June 6, 2016, between Enumeral Biomedical Holdings, Inc., Pieris Pharmaceuticals, Inc., and Pieris Pharmaceuticals GmbH.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.
*	Filed herewith.
**	Furnished herewith.

