Form 10-Q
period 2016-09-30
Enumeral Biomedical Holdings, Inc.
filed 2016-11-10
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

There were 52,073,481 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 8, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,893,414	$3,596,262
Accounts receivable	265,537	306,012
Prepaid expenses and other current assets	213,386	280,479
Total current assets	2,372,337	4,182,753
Property and equipment, net	1,031,192	1,511,493
Other assets:
Restricted cash	534,780	534,780
Other assets	111,556	114,572
Total assets	$4,049,865	$6,343,598

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$436,734	$343,736
Accrued expenses	485,449	714,384
Deferred revenue	29,009	130,539
Equipment lease financing	248,794	240,473
Promissory notes	2,615,049	-
Derivative liabilities	905,666	2,138,091
Total current liabilities	4,720,701	3,567,223
Deferred rent	57,446	36,847
Long-term equipment lease financing	78,822	266,471
Total liabilities	4,856,969	3,870,541
Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized: 52,073,481 and 51,932,571 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	52,074	51,933
Additional paid-in-capital	17,713,257	16,830,100
Accumulated deficit	(18,572,435)	(14,408,976)
Total stockholders’ equity (deficiency)	(807,104)	2,473,057
Total liabilities and stockholders’ equity (deficiency)	$4,049,865	$6,343,598

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Collaboration and license revenue	$226,115	$395,448	$1,878,599	$894,132
Grant revenue	94,696	88,377	375,641	245,728
Total revenue	320,811	483,825	2,254,240	1,139,860
Cost of revenue and expenses:
Research and development	1,026,317	1,798,241	3,737,161	4,833,911
General and administrative	812,974	1,354,064	3,752,512	4,271,024
Total cost of revenue and expenses	1,839,291	3,152,305	7,489,673	9,104,935
Loss from operations	(1,518,480)	(2,668,480)	(5,235,433)	(7,965,075)
Other income (expense):
Interest income (expense)	(152,261)	5,358	(160,451)	12,978
Change in fair value of derivative liabilities	409,891	3,281,406	1,232,425	10,833,156
Total other income (expense), net	257,630	3,286,764	1,071,974	10,846,134
Net income (loss) before income taxes	(1,260,850)	618,284	(4,163,459)	2,881,059
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,260,850)	$618,284	$(4,163,459)	$2,881,059
Other comprehensive income (loss):
Reclassification for loss included in net income	-	-	-	19,097
Net unrealized holding losses on available-for-sale securities arising during the period	-	-	-	(9,320)
Comprehensive income (loss)	$(1,260,850)	$618,284	$(4,163,459)	$2,890,836

Basic net income (loss) per share	$(0.02)	$0.01	$(0.08)	$0.06

Diluted net income (loss) per share	$(0.02)	$0.01	$(0.08)	$0.05

Weighted-average number of common shares attributable to common stockholders - basic	52,073,481	51,699,028	52,071,933	51,648,800

Weighted-average number of common shares attributable to common stockholders - diluted	52,073,481	52,986,588	52,071,933	53,727,593

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(4,163,459)	$2,881,059
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	480,301	425,788
Exit costs associated with write-off of net carrying value of leasehold improvements	-	22,962
Stock-based compensation	883,298	477,666
Change in fair value of derivative liabilities	(1,232,425)	(10,833,156)
Realized loss on marketable securities	-	19,097
Accretion of debt discount	84,642	-
Changes in operating assets and liabilities:
Accounts receivable	40,475	(101,939)
Prepaid expenses and other assets	70,109	(145,456)
Accounts payable	92,998	423,364
Accrued expenses and other liabilities	(228,935)	454,843
Deferred rent	20,599	(6,623)
Deferred revenue	(101,530)	(62,036)
Net cash used in operating activities	(4,053,927)	(6,444,431)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,133,299)
Proceeds from sale of marketable securities	-	3,000,799
Receipt of security deposit	-	27,630
Net cash provided by investing activities	-	1,895,130

Cash flows from financing activities:
Proceeds from issuance of promissory notes, net of issuance costs	2,530,407	-
Proceeds from the exercise of stock options	-	29,675
Payments on equipment lease financing	(179,328)	-
Net cash provided by financing activities	2,351,079	29,675

Net decrease in cash and cash equivalents	(1,702,848)	(4,519,626)
Cash and cash equivalents, beginning of period	3,596,262	10,460,117
Cash and cash equivalents, end of period	$1,893,414	$5,940,491

Supplemental cash flow disclosures:
Cash paid for interest	$78,381	$-

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

In its lead antibody program, the Company has characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. The Company has identified two antagonist PD-1 antibodies that inhibit PD-1 activity in distinctly different ways. One of the antibodies blocks binding of the ligand PD-L1 to PD-1, while the other antibody does not. However, both display activity in various biological assays. In addition to its PD-1 antibody program, the Company is pursuing a pipeline focused on next-generation checkpoint modulators, with initial targets including TIM-3, LAG-3, CD39, TIGIT, and VISTA.

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

2 - GOING CONCERN AND LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) which contemplate the Company’s continuation as a going concern. As of September 30, 2016, the Company had a working capital deficit of $2,348,364 including $905,666 of derivative liabilities and an accumulated deficit of $18,572,435. As of December 31, 2015, the Company had working capital of $615,530 including $2,138,091 of derivative liabilities and an accumulated deficit of $14,408,976.

On July 29, 2016 the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors purchased the Company’s 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of $385,337), which includes $38,256 pursuant to an over-allotment option (the “Note Offering”). The Company also incurred additional legal fees of $122,512 associated with the Notes. The Company is using the net proceeds from this Note Offering for working capital and general corporate purposes. Additional information concerning the Note Offering is presented below in Note 7, “Debt”.

As of the date of this filing, the Company believes it has sufficient liquidity to fund operations into December 2016. The Company has commenced an issuer tender offer, as further described below, and is continuing to explore a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company expects to incur significant expenses and operating losses for the foreseeable future, and the Company’s net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On October 28, 2016, the Company commenced an issuer tender offer with respect to certain warrants to purchase common stock of the Company in order to provide the holders thereof with the opportunity to amend and exercise their warrants upon the terms and subject to the conditions set forth in the Company’s tender offer statement on Schedule TO and the related exhibits included therein (the “Offering Materials”). See Note 13 “Subsequent Events” for further details.

The Company’s business has not generated (nor does the Company anticipate that in the foreseeable future it will generate) the cash necessary to finance its operations, and the Company will require additional capital to continue its operations beyond December 2016.

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

If the Company is unable to raise additional capital through one or more of the means listed above prior to the end of December 2016, the Company could face substantial liquidity problems and might be required to implement further cost reduction strategies in addition to the cash conservation steps that the Company has already taken. These reductions could significantly affect the Company’s research and development activities, and could result in significant harm to the Company’s business, financial condition and results of operations. In addition, these reductions could cause the Company to further curtail its operations, or take other actions that would adversely affect the Company’s stockholders. If the Company is unable to raise additional capital on acceptable terms and on a timely basis, the Company may be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets.

In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company’s common stock. The issuance of these securities could also result in significant dilution to some or all of the Company’s stockholders, depending on the terms of the transaction. For example, the PPO Warrants contain anti-dilution protection in the event that the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the warrant exercise price prior to the warrant expiration date. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances. In the event that the Company is able to successfully complete the tender offer to amend and exercise the PPO Warrants that the Company launched in October 2016 (described in greater detail in Note 13 below), the PPO Warrants would be amended to remove this anti-dilution provision with the consent of holders of a majority of the underlying PPO Warrants.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2016 and the results of its operations and cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of results for the full year.

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

The Company’s cash equivalents, carried at fair value, are comprised of investments in federal agency backed money market funds. The valuation of the Company’s derivative liabilities is discussed below and in Note 11. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$611,201	$611,201	$-	$-
Money Market funds, included in cash equivalents	$1,282,213	$1,282,213	$-	$-
Liabilities
Derivative liabilities	$905,666	$-	$-	$905,666

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$815,890	$815,890	$-	$-
Money Market funds, included in cash equivalents	$2,780,372	$2,780,372	$-	$-
Liabilities
Derivative liabilities	$2,138,091	$-	$-	$2,138,091

The following table provides a roll forward of the fair value of the Company’s derivative liabilities, using Level 3 inputs:

Balance as of December 31, 2015	$2,138,091
Change in fair value	(1,232,425)
Balance as of September 30, 2016	$905,666

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of September 30, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the three and nine months ended September 30, 2016 and 2015, respectively.

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

The Company recognized $226,115 and $395,448 of collaboration and license revenue for the three months ended September 30, 2016 and 2015, respectively. The Company recognized $1,878,599 and $894,132 of collaboration and license revenue for the nine months ended September 30, 2016 and 2015, respectively.

Grant Revenue

In September 2014, the Company was awarded a Phase II Small Business Innovation Research contract from the National Cancer Institute (“NCI”), a unit of the National Institutes of Health, for up to $999,967 over two years. In September 2016, the Company signed an amendment with the NCI to extend the contract an additional six months. Grant revenue consists of a portion of the funds received to date by the NCI. Revenue is recognized as the related research services are performed in accordance with the terms of the agreement. The Company recognized $94,696 and $88,377 of revenue associated with the NCI Phase II grant for the three months ended September 30, 2016 and 2015, respectively. The Company recognized $375,641 and $245,728 of revenue associated with the NCI Phase II grant for the nine months ended September 30, 2016 and 2015, respectively. The difference between the total consideration received to date and the revenue recognized is recorded as deferred revenue. Deferred revenue totaled $29,009 as of September 30, 2016 and $130,539 as of December 31, 2015.

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

Derivative Liabilities

The Company’s derivative liabilities relate to (a) warrants to purchase an aggregate of 23,549,509 shares of the Company’s common stock that were issued in connection with the PPO and (b) warrants to purchase 41,659 shares of Enumeral Series A Preferred Stock that were issued in December 2011 and June 2012 pursuant to Enumeral’s debt financing arrangement with Square 1 Bank that were subsequently converted into warrants to purchase 66,574 shares of the Company’s common stock in connection with the Merger in July 2014. Additional detail regarding these warrants can be found in Note 11.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) was comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings. The Company recognized no reclassifications out of accumulated other comprehensive loss or unrealized holding losses on available-for-sale securities for the three and nine months ended September 30, 2016. The Company recognized no reclassifications out of accumulated other comprehensive loss or unrealized holding losses on available-for-sale securities for the three months ended September 30, 2015. The Company reclassified $19,097 out of accumulated other comprehensive loss to net income and recognized $9,320 of unrealized holding losses on available-for-sale securities for the nine months ended September 30, 2015.

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

The fair value of the restricted stock awards granted to employees is based upon the fair value of the Company’s common stock on the date of grant. Expense is recognized over the vesting period.

The Company has recorded stock-based compensation expense of $280,976 and $184,775 for the three months ended September 30, 2016 and 2015, respectively. The Company has recorded stock-based compensation expense of $883,298 and $477,666 for the nine months ended September 30, 2016 and 2015, respectively. The Company has an aggregate of $272,771 of unrecognized stock-based compensation expense as of September 30, 2016 to be amortized over a weighted average period of 1.9 years.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. As of September 30, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately 33.6 million and 25.9 million, respectively.

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

The Company has no uncertain tax liabilities as of September 30, 2016 or December 31, 2015. The guidance requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, the guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 305-40): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016. The Company’s unaudited condensed consolidated balance sheet as of September 30, 2016 includes $423,207 of debt issuance costs recorded as a reduction to the promissory notes.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30,	December 31,
	2016	2015
Laboratory equipment	$2,559,986	$2,559,986
Computer/office equipment and software	187,337	187,337
Furniture, fixtures and office equipment	73,734	73,734
Leasehold improvements	75,262	75,262
	2,896,319	2,896,319
Less - Accumulated depreciation and amortization	(1,865,127)	(1,384,826)
	$1,031,192	$1,511,493

Depreciation and amortization expense for the three and nine months ended September 30, 2016 was $126,301 and $480,301, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2015 was $149,901 and $425,788, respectively. During the nine months ended September 30, 2015, the Company expensed $22,962 associated with the write-down of leasehold improvements due to a relocation of the Company’s corporate office and research laboratories in March 2015 (see Note 8).

5 - RESTRICTED CASH

The Company held $534,780 in restricted cash as of September 30, 2016 and December 31, 2015, respectively. The balances are primarily held on deposit with a bank to collateralize a standby letter of credit in the name of the Company’s facility lessor in accordance with the Company’s facility lease agreement.

6 - ACCRUED EXPENSES

The Company’s accrued expenses consist of the following as of:

	September 30,	December 31,
	2016	2015
Accrued wages and benefits	$287,662	$447,769
Accrued professional fees	154,887	213,475
Accrued other	42,900	53,140
Total accrued expenses	$485,449	$714,384

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

The Company has recorded current equipment lease financing of $248,794 and long-term equipment lease financing of $78,822 as of September 30, 2016. The Company has recorded current equipment lease financing of $240,473 and long-term equipment lease financing of $266,471 as of December 31, 2015. The equipment has been included in property and equipment on the Company’s unaudited condensed consolidated balance sheets.

Future payments on the equipment lease financing are as follows:

For the twelve months ended September 30,	Amount
2017	$258,541
2018	76,042
2019	3,802
Total equipment lease financing payments	$338,385

As of September 30, 2016	Amount
Current equipment lease financing payments	$258,541
Less: Amount representing interest	(9,747)
Current equipment lease financing, net	$248,794
Long-term equipment lease financing payments	$79,844
Less: Amount representing interest	(1,022)
Long-term equipment lease financing, net	$78,822

Promissory Notes

On July 29, 2016 (the “Closing Date”), the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Buyers”), pursuant to which the Buyers purchased the Company’s 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of $385,337), which includes $38,256 pursuant to an over-allotment option (the “Note Offering”). The Company incurred additional legal fees of $122,512 associated with the Notes. The Company is using the net proceeds from this Note Offering for working capital and general corporate purposes.

The Notes have an aggregate principal balance of $3,038,256, and a stated maturity date of 12 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, payable monthly commencing on September 1, 2016. Interest is payable in shares (the “Repayment Shares”) of the Company’s common stock; provided, however, that interest will not be calculated or accrued in a manner that triggers anti-dilution adjustment on the PPO Warrants. In the event that on an interest payment date, the PPO Warrants’ anti-dilution provision would be triggered by the payment of interest in shares of the Company’s common stock, interest payments on the Notes may be paid in cash. The Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Notes.

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

As part of the issuance of the Notes, the Company incurred $507,849 of transaction costs, which are recorded as a reduction of the promissory notes on the unaudited condensed consolidated balance sheet as of September 30, 2016. These transaction costs are being accreted to interest expense over the term of the Notes. Interest expense associated with these transaction costs of $84,642 was accreted during the three months ended September 30, 2016. As of September 30, 2016 the remaining transaction costs of $423,207 were recorded as a reduction to the promissory notes on the unaudited condensed consolidated balance sheet.

8 – COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility (the “Premises”) pursuant to Indenture of Lease (the “Lease”) that the Company entered into in November 2014. The term of the Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the Lease. The Company is also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit, which may be reduced to $411,988 following the second anniversary of the commencement date under the Lease, provided that the Company meets certain financial conditions set forth in the Lease. The Company has recorded deferred rent in connection with the Lease in the amount of $57,446 and $36,847 as of September 30, 2016 and December 31, 2015, respectively.

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

In addition, the Company maintains a small corporate office at 1370 Broadway in New York, New York, at a current annual rate of $23,100. The lease for the Company’s New York office expires on December 31, 2016, and the Company does not contemplate renewing such lease.

Rent expense was $282,423 and $278,652 for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $929,243 and $730,140 for the nine months ended September 30, 2016 and 2015, respectively.

Future operating lease commitments as of September 30, 2016 are as follows:

For the twelve months ended September 30,	Amount
2017	$755,231
2018	771,889
2019	794,995
2020	335,308
Total	$2,657,423

Employment Agreements

The Company has employment letter agreements with members of management which contain minimum annual salaries and severance benefits if terminated prior to the term of the agreements. In conjunction with the closing of the Note Offering, Arthur H. Tinkelenberg, Ph.D. was terminated by the Company from his position as President and Chief Executive Officer, effective July 28, 2016. During the nine months ended September 30, 2016, the Company recorded charges related to severance and benefits owed to Dr. Tinkelenberg as a result of his termination. Dr. Tinkelenberg resigned as a director of the Company on September 19, 2016.

On September 21, 2016, John J. Rydzewski resigned as Executive Chairman of the Company, and also resigned from the Board of Directors. In connection with Mr. Rydzewski’s resignation, the Company entered into a separation letter agreement with Mr. Rydzewski, dated September 21, 2016. As part of Mr. Rydzewski’s separation letter agreement, 703,326 options became fully vested and the Company incurred a one-time stock-based compensation charge of $83,361 during the three months ended September 30, 2016. In addition, the terms of Mr. Rydzewski’s separation letter agreement provide that the Company will continue to pay 100% of the cost of Mr. Rydzewski’s continuation of health and dental benefits through COBRA, until the earlier of 18 months from Mr. Rydzewski’s separation date from the Company or such time as Mr. Rydzewski becomes eligible for similar benefits from another employer.

The Company appointed Wael Fayad to serve as President and Chief Executive Officer of the Company, effective as of September 21, 2016, and, in connection therewith, appointed Mr. Fayad as a director of the Company and Chairman of the Board of Directors. In connection with Mr. Fayad’s appointment, the Board of Directors designated Mr. Fayad as the Company’s “Principal Executive Officer” for U.S. Securities and Exchange Commission reporting purposes, effective as of September 21, 2016.

In addition, the Company entered into an offer letter with Mr. Fayad, dated September 21, 2016 (the “Letter Agreement”), which sets forth the terms pursuant to which Mr. Fayad shall serve as the Company’s Chairman of the Board, President and Chief Executive Officer. The Letter Agreement provides that Mr. Fayad will receive a base salary at the rate of $325,000 per annum. Mr. Fayad will also be eligible to earn a target bonus of up to 50% of the base salary, payable in cash, based upon achievement of corporate objectives, individual objectives, and the Company’s finances, all as determined and at the discretion of the independent members of the Board or the Board’s Compensation Committee. Mr. Fayad was granted 2,600,000 options to purchase shares of the Company’s common stock in connection with the offer letter. The Company granted Mr. Fayad 850,000 options under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and 1,750,000 options outside of the 2014 Plan. Of these, 100,000 options vested immediately upon grant, and the remaining 2,500,000 options vest upon achievement of certain performance-based milestones.

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

All amounts incurred related to the license fees have been expensed as research and development expenses by Enumeral as incurred. The Company incurred $10,000 and $7,500 in the three months ended September 30, 2016 and 2015, respectively. The Company incurred $30,000 and $22,500 in the nine months ended September 30, 2016 and 2015, respectively.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral paid an annual fee of $40,000 in 2016, and is obligated to pay $50,000 every year thereafter unless the License Agreement is terminated. During the nine months ended September 30, 2016, the Company recorded expense of $100,000 for the required percentage of the Pieris license payments owed to MIT pursuant to the terms of the License Agreement. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement. Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended September 30, 2016 and 2015, Enumeral paid $23,052 and $15,646 for MIT and $2,351 and $3,730 for Harvard, respectively. For the nine months ended September 30, 2016 and 2015, Enumeral paid $162,692 and $256,189 for MIT and $17,692 and $22,367 for Harvard, respectively. The Company had accounts payable and accrued expenses of $38,346 and $168,726 associated with the reimbursement of costs and fees owed to MIT and Harvard as of September 30, 2016 and December 31, 2015, respectively.

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

Consulting Agreements

In September 2014, the Company and Dr. Barry Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which replaced Dr. Buckland’s previous consulting agreement and pursuant to which Dr. Buckland serves as chairman of the Company’s Scientific Advisory Board. The SAB Agreement had a term of two years. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. In September 2016, the Company and Dr. Buckland entered into an amendment to the SAB Agreement to extend the term of the agreement an additional year. During the three months ended September 30, 2016 and 2015, the Company recognized $4,000 and $4,000 of expense related to the SAB Agreement, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized $8,000 and $27,000 of expense related to the SAB Agreement, respectively.

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

Merger

On July 31, 2014, Enumeral entered into the Merger Agreement, pursuant to which Enumeral became a wholly owned subsidiary of the Company. The Company’s authorized capital stock currently consists of 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

As a result of the Merger, all issued and outstanding common and preferred shares of Enumeral were exchanged for common shares of the Company as follows: (a) each share of Enumeral’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.102121 shares of the Company’s common stock for a total of 4,940,744 shares post-Merger, (b) each share of Enumeral’s Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.598075 shares of the Company’s common stock for a total of 4,421,744 shares post-Merger, (c) each share of Enumeral’s Series A-1 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.790947 shares of the Company’s common stock for a total of 3,666,428 shares post-Merger, (d) each share of Enumeral’s Series A-2 Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 1.997594 shares of the Company’s common stock for a total of 3,663,177 shares post-Merger, (e) each share of Enumeral’s Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into 2.927509 shares of the Company’s common stock for a total of 2,777,687 shares post-Merger and (f) a convertible note and accrued interest was converted into 3,230,869 shares of the Company’s common stock post-Merger. All warrants are converted using the same exchange ratio as the common and preferred shares.

As a result of the Merger and the Split-Off, the Company discontinued its pre-Merger business and acquired the business of Enumeral, and has continued the existing business operations of Enumeral as a publicly-traded company under the name Enumeral Biomedical Holdings, Inc. In accordance with “reverse merger” accounting treatment, historical financial statements for Enumeral Biomedical Holdings, Inc. as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Enumeral prior to the Merger in all filings with the SEC.

Private Placement

On July 31, 2014, the Company closed the PPO of 21,549,510 Units of securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”). The net proceeds received from the PPO were $18,255,444. The investors in the PPO (for so long as they hold shares of the Company’s common stock) have anti-dilution protection on the shares of common stock included in the Units purchased in the PPO and not subsequently transferred or sold (other than transfers to trusts or affiliates of such investors for the purpose of estate planning) in the event that within two years after the closing of the PPO the Company issues common stock or securities convertible into or exercisable for shares of the Company’s common stock at a price lower than the Unit purchase price. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under the Company’s 2014 Equity Incentive Plan, and (c) other exempt issuances. In the event that the Company is able to successfully complete the tender offer to amend and exercise PPO Warrants that the Company launched in October 2016 (described in greater detail in Note 13 below), the PPO Warrants would be amended to remove this anti-dilution provision with the consent of holders of a majority of the underlying PPO Warrants.

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

The Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest. Effective January 1, 2016, forfeitures will be recognized in the periods when they occur. Refer to Note 3, Summary of Significant Accounting Policies, for further information. In prior periods, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluated its forfeiture assumptions quarterly and the expected forfeiture rate was adjusted when necessary. The actual expense recognized over the vesting period is based on only those shares that vest.

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

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date. The weighted-average fair value of options granted during the nine month period ended September 30, 2016 was $0.16.

Nine Months Ended September 30, 2016
Expected volatility	116.0% - 117.0%
Risk-free interest rate	1.20% - 1.72%
Expected term (in years)	5.00
Expected dividend yield	0%

As of September 30, 2016, there were 187,481 shares available for issuance under the 2014 Plan to eligible employees, non-employee directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding as of December 31, 2015	5,926,654	$0.62	9.0
Granted	4,068,182	$0.20
Exercised	-	$-
Canceled	(1,247,476)	$0.72
Outstanding as of September 30, 2016	8,747,360	$0.41	8.9
Exercisable as of September 30, 2016	4,910,317	$0.46	8.5

Stock option compensation expense was $260,343 and $167,575 for the three months ended September 30, 2016 and 2015, respectively. Stock option compensation expense was $803,747 and $418,641 for the nine months ended September 30, 2016 and 2015, respectively. The Company has an aggregate of $272,771 of unrecognized stock option compensation expense as of September 30, 2016 to be amortized over a weighted-average period of 1.9 years.

In September 2016, Dr. Tinkelenberg resigned as a director of the Company. As a result of his resignation, the Company incurred a one-time stock-based compensation charge of $15,580 during the three months ended September 30, 2016 for the remaining shares the Company expects to vest.

In September 2016, Mr. Rydzewski resigned as Executive Chairman and director of the Company. In connection with his resignation, all of Mr. Rydzewski’s unvested options became fully vested. As a result, 703,326 options became fully vested and the Company incurred a one-time stock-based compensation charge of $83,361 during the three months ended September 30, 2016.

In September 2016, the Company entered into an offer letter with Mr. Fayad, (the “Letter Agreement”) which sets forth the terms pursuant to which Mr. Fayad shall serve as the Company’s Chairman of the Board, President and Chief Executive Officer. Per the Letter Agreement Mr. Fayad was granted 2,600,000 options to purchase shares of the Company’s common stock. The Company granted Mr. Fayad 850,000 options under the 2014 Plan and 1,750,000 options outside of the 2014 Plan. These options vest and become exercisable as follows: (i) 100,000 options vested immediately upon grant and (ii) 2,500,000 options vest upon the achievement of certain performance-based milestones.

The aggregate intrinsic value of options exercisable as of September 30, 2016 was $4,712. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the unaudited condensed consolidated balance sheet date.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2016 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock as of December 31, 2015	282,119	$0.24
Issuance of restricted stock	140,910	$0.22
Vested	(380,362)	$0.23
Balance of unvested restricted stock as of September 30, 2016	42,667	$0.22

Restricted stock compensation expense was $20,633 and $17,200 for the three months ended September 30, 2016 and 2015, respectively. Restricted stock compensation expense was $79,551 and $59,025 for the nine months ended September 30, 2016 and 2015, respectively.

The Company had no unrecognized restricted stock compensation expense as of September 30, 2016.

Warrants

As of September 30, 2016, there were a total of 24,803,409 warrants outstanding to purchase shares of the Company's common stock. Of these, 23,549,510 warrants were issued in connection with the PPO and 66,574 warrants were issued to Square 1 Bank (in connection with a previous financing transaction as further described below) and are accounted for as derivative liabilities. The remaining 1,187,325 warrants do not require derivative liability accounting treatment.

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

A) PPO and Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the PPO, of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). The estimated fair value of the warrants at the time of issuance was determined to be $16,261,784 using the Black-Scholes pricing model and the following assumptions: expected term of 5.0 years, 105.4% volatility, a risk-free rate of 1.77%, and no expected dividends. The estimated fair value of the warrants at September 30, 2016 was determined to be $901,368 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 2.83 years, 106.4% volatility, risk-free rate of 0.86%, and no expected dividends. The estimated fair value of the warrants at December 31, 2015 was determined to be $2,130,822 using the Black-Scholes pricing model and the following assumptions: expected remaining term of 3.58 years, 109.4% volatility, risk-free rate of 1.44%, and no expected dividends. Due to a price protection provision included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). All 23,549,510 warrants were outstanding as of September 30, 2016 and December 31, 2015, respectively. If the Company successfully eliminates the anti-dilution protection for these warrants as part of the October 28, 2016 tender offer, the Company will no longer account for these warrants as derivative liabilities. See Note 13 “Subsequent Events” for further details.

B) Square 1 Financing

In connection with the December 2011 Square 1 financing transaction, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into warrants to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of the warrants as of September 30, 2016 was determined to be $3,358 using the Black-Scholes pricing model and the following assumptions: expected term of 2.18 years, 106.4% volatility, a risk-free rate of 0.79%, and no expected dividends. The estimated fair value of the warrants as of December 31, 2015 was determined to be $5,777 using the Black-Scholes pricing model and the following assumptions: expected term of 2.9 years, 104.6% volatility, a risk-free rate of 1.31%, and no expected dividends. As part of a June 12, 2012 amendment to the Loan and Security Agreement between Enumeral and Square 1 Bank, Enumeral issued warrants to Square 1 Bank to purchase an aggregate of 7,715 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into warrants to purchase 12,329 shares of the Company’s common stock at an exercise price of $0.73 per share. The estimated fair value of these warrants as of September 30, 2016 was determined to be $940 using the Black-Scholes pricing model and the following assumptions: expected term of 2.7 years, 106.4% volatility, a risk-free rate of 0.85%, and no expected dividends. The estimated fair value of these warrants as of December 31, 2015 was determined to be $1,492 using the Black-Scholes pricing model and the following assumptions: expected term of 3.5 years, 104.6% volatility, a risk-free rate of 1.42%, and no expected dividends. The warrants are classified as derivative liabilities in the accompanying unaudited condensed consolidated balance sheets and measured at fair value on a recurring basis. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2016 and December 31, 2015 these warrants were outstanding and expire on December 5, 2018 and June 12, 2019, respectively.

12 - CONCENTRATIONS

During the three months ended September 30, 2016, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $226,115 and $94,696, which represents 70% and 30% of the Company’s total revenue for that period. During the three months ended September 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $395,448 and $88,377, which represents 82% and 18% of the Company’s total revenue for that period.

During the nine months ended September 30, 2016, the Company recorded revenue from three entities in excess of 10% of the Company’s total revenue in the amounts of $1,000,000, $878,599 and $375,641 which represents 44%, 39% and 17% of the Company’s total revenue for that period. During the nine months ended September 30, 2015, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $894,132 and $245,728, which represents 78% and 22% of the Company’s total revenue for that period.

As of September 30, 2016, accounts receivable consisted of amounts due from two entities which represented 85% and 15% of the Company’s total outstanding accounts receivable balance, respectively. As of December 31, 2015, accounts receivable consisted of amounts due from two entities which represented 67% and 33% of the Company’s total outstanding accounts receivable balance, respectively.

13 - SUBSEQUENT EVENTS

On October 28, 2016, the Company commenced an issuer tender offer with respect to certain warrants to purchase common stock of the Company in order to provide the holders thereof with the opportunity to amend and exercise their warrants upon the terms and subject to the conditions set forth in the Company’s tender offer statement on Schedule TO and the related exhibits included therein (the “Offering Materials”).

The Company is offering to amend, upon the terms and subject to the conditions set forth in the Offering Materials (the “Offer to Amend and Exercise”), its outstanding warrants to purchase 21,549,510 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Original Warrants”), issued to investors who participated in the PPO.

Pursuant to the Offer to Amend and Exercise, the Original Warrants of holders who elect to participate in the Offer to Amend and Exercise will be amended (the “Amended Warrants”) to: (i) receive four shares of common stock for each warrant exercised rather than one; (ii) reduce the exercise price to $0.50 per warrant in cash (or $0.125 per share based on the 4 common shares that they will receive upon exercise); (iii) shorten the exercise period so that it expires concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Eastern Time) on November 29, 2016, as such expiration date may be extended by the Company in its sole discretion, or as required by applicable law (the “Expiration Date”); (iv) delete any price-based anti-dilution provisions; (v) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of one hundred eighty (180) days after the Expiration Date (the “Lock-Up Period”); and (vi) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

The Company plans to use the net proceeds from the Offer to Amend and Exercise to fund its ongoing operations and for general working capital purposes.

Holders may elect to participate in the Offer to Amend and Exercise with respect to some, all or none of their Original Warrants. If holders choose not to participate in the Offer to Amend and Exercise, their Original Warrants will remain in full force and effect, as originally issued with an exercise price of $2.00 per share. However, regardless of whether a holder participates in the Offer to Amend and Exercise, such holder may nevertheless consent to the amendment to the Original Warrants to remove the price-based anti-dilution provisions contained in the outstanding Original Warrants (the “Anti-Dilution Amendment”). In addition, the Company has agreed to enter into a Registration Rights Agreement pursuant to which the Company will file a Registration Statement on Form S-1 to register the resale of the shares of Common Stock issued upon exercise of the Amended Warrants and upon the conversion of the Notes, as well as shares underlying warrants issued to the placement agent in connection with the conversion of the Notes.

Subject to the joint waiver of the Company and the warrant agent for this Offer to Amend and Exercise, the Offer to Amend and Exercise will not be completed unless the following conditions are satisfied: (i) a minimum of $2,000,000 in gross proceeds is received and (ii) holders of a majority of the Original Warrants agree to the Anti-Dilution Amendment (the “Majority Holders’ Consent”). If the Company receives the Majority Holders’ Consent to the Anti-Dilution Amendment, all of the Original Warrants will be amended such that the price based anti-dilution provision of the Original Warrants will no longer apply without regard to whether such holder provided consent. In addition to the Original Warrants, there are outstanding warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock comprised of warrants issued to the placement agent and its sub-agents in the Company’s PPO Unit Offering (the “PPO Agent Warrants”). The PPO Agent Warrants contain the same type of price-based weighted-average anti-dilution provisions as the Original Warrants. Like the Original Warrants, the terms of each of the PPO Agent Warrants may be amended with the consent of the Company and the holders thereof.

In connection with this Offer to Amend and Exercise, the Company is also seeking the consent of the holders of the PPO Agent Warrants in order to remove the price-based anti-dilution provisions from such warrants and, in consideration of (i) the majority of such holders granting such consent, and (ii) the Warrant Agent acting as such, to amend the PPO Agent Warrants to reduce the exercise price from $1.00 to $0.125 per share at the time of and in connection with the completion of the Offer to Amend and Exercise.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In our lead antibody program, we have characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. We have identified two antagonist PD-1 antibodies that inhibit PD-1 activity in different ways. The distinction is that one of the antibodies (ENUM 388D4) blocks binding of the ligand PD-L1 to PD-1, while the other antibody (ENUM 244C8) does not inhibit PD-L1 binding. However, both display activity in various biological assays. In addition to our PD-1 antibody program, we are pursuing a pipeline focused on next-generation checkpoint modulators, with initial targets including TIM-3, LAG-3, CD39, TIGIT, and VISTA.

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

As of September 30, 2016, all of our revenue has resulted from payments from strategic and licensing partners, and we have not received any revenue from the sale of products or services. Our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. As of September 30, 2016, we had a working capital deficit of $2,348,364 including $905,666 of derivative liabilities and an accumulated deficit of $18,572,435. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations beyond December 2016.

On July 29, 2016, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors purchased our 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of $385,337), which includes $38,256 pursuant to an over-allotment option (the “Note Offering”). The Company incurred additional legal fees of $122,512 associated with the Notes. We are using the net proceeds from this Note Offering for working capital and general corporate purposes.

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

In conjunction with the closing of the Note Offering, Arthur H. Tinkelenberg ceased to serve as our President and Chief Executive Officer, effective July 28, 2016. As a result of Dr. Tinkelenberg’s separation of employment, our Board of Directors designated John J. Rydzewski, our Executive Chairman, as our “Principal Executive Officer” for SEC reporting purposes. Dr. Tinkelenberg ceased serving as a director in September 2016. Also in September 2016, Mr. Rydzewski ceased to serve as our Executive Chairman and our Principal Executive Officer, and resigned as a director. On September 21, 2016, Wael Fayad was appointed as our new Chairman, President, Chief Executive Officer and Principal Executive Officer.

We believe that we have sufficient liquidity to fund operations only into December 2016. Our near-term capital needs will depend on many factors, including:

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

If we are unable to raise additional capital through one or more of the means listed above prior to the end of December 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

Recent Developments

On October 28, 2016, we commenced an issuer tender offer with respect to certain warrants to purchase our common stock in order to provide the holders thereof with the opportunity to amend and exercise their warrants upon the terms and subject to the conditions set forth in our tender offer statement on Schedule TO and the related exhibits included therein (the “Offering Materials”).

We are offering to amend, upon the terms and subject to the conditions set forth in the Offering Materials, (the “Offer to Amend and Exercise”), our outstanding warrants to purchase 21,549,510 shares of our common stock at an exercise price of $2.00 per share (the “Original Warrants”), issued to investors who participated in the PPO.

Pursuant to the Offer to Amend and Exercise, the Original Warrants of holders who elect to participate in the Offer to Amend and Exercise will be amended (the “Amended Warrants”) to: (i) receive four shares of common stock for each warrant exercised rather than one; (ii) reduce the exercise price to $0.50 per warrant in cash (or $0.125 per share); (iii) shorten the exercise period so that it expires concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Eastern Time) on November 29, 2016, as such expiration date may be extended by us in our sole discretion, or as required by applicable law (the “Expiration Date”); (iv) delete any price-based anti-dilution provisions; (v) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without our prior written consent for a period of one hundred eighty (180) days after the Expiration Date (the “Lock-Up Period”); and (vi) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of ours in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

We plan to use the net proceeds from the Offer to Amend and Exercise to fund our ongoing operations and for general working capital purposes.

Holders may elect to participate in the Offer to Amend and Exercise with respect to some, all or none of their Original Warrants. If holders choose not to participate in the Offer to Amend and Exercise, their Original Warrants will remain in full force and effect, as originally issued with an exercise price of $2.00 per share. However, regardless of whether a holder participates in the Offer to Amend and Exercise, such holder may nevertheless consent to the amendment to the Original Warrants to remove the price-based anti-dilution provisions contained in the outstanding Original Warrants (the “Anti-Dilution Amendment”).

In addition, we have agreed to enter into a Registration Rights Agreement pursuant to which the we will file a Registration Statement on Form S-1 to register the resale of the shares of Common Stock issued upon exercise of the Amended Warrants and upon the conversion of the Notes, as well as shares underlying warrants issued to the placement agent in connection with the conversion of the Notes.

Subject to the joint waiver of ours and the warrant agent for this Offer to Amend and Exercise, the Offer to Amend and Exercise will not be completed unless the following conditions are satisfied: (i) a minimum of $2,000,000 in gross proceeds is received and (ii) holders of a majority of the Original Warrants agree to the Anti-Dilution Amendment (the “Majority Holders’ Consent”). If we receive the Majority Holders’ Consent to the Anti-Dilution Amendment, all of the Original Warrants will be amended such that the price based anti-dilution provision of the Original Warrants will no longer apply without regard to whether such holder provided consent. In addition to the Original Warrants, there are outstanding warrants to purchase an aggregate of 2,000,000 shares of our common stock comprised of warrants issued to the placement agent and its sub-agents in our PPO Unit Offering (the “PPO Agent Warrants”). The PPO Agent Warrants contain the same type of price-based weighted-average anti-dilution provisions as the Original Warrants. Like the Original Warrants, the terms of each of the PPO Agent Warrants may be amended with our consent and the consent of the holders thereof.

In connection with this Offer to Amend and Exercise, we are also seeking the consent of the holders of the PPO Agent Warrants in order to remove the price-based anti-dilution provisions from such warrants and, in consideration of (i) the majority of such holders granting such consent, and (ii) the Warrant Agent acting as such, to amend the PPO Agent Warrants to reduce the exercise price from $1.00 to $0.125 per share at the time of and in connection with the completion of the Offer to Amend and Exercise.

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

Results of Operations

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

	Three Months Ended, September 30,		Increase
	2016	2015	(Decrease)
Revenue:
Collaboration and license revenue	$226,115	$395,448	$(169,333)
Grant revenue	94,696	88,377	6,319
Total revenue	320,811	483,825	(163,014)
Cost of revenue and expenses:
Research and development	1,026,317	1,798,241	(771,924)
General and administrative	812,974	1,354,064	(541,090)
Total cost of revenue and expenses	1,839,291	3,152,305	(1,313,014)
Loss from operations	(1,518,480)	(2,668,480)	1,150,000
Other income (expense):
Interest income (expense)	(152,261)	5,358	(157,619)
Change in fair value of derivative liabilities	409,891	3,281,406	(2,871,515)
Total other income (expense), net	257,630	3,286,764	(3,029,134)
Net income (loss)	$(1,260,850)	$618,284	$(1,879,134)

Collaboration and license revenue. Collaboration and license revenue decreased by $169,333, or 43%, to $226,115 for the three months ended September 30, 2016, as compared to $395,448 for the three months ended September 30, 2015. This decrease in revenue is primarily attributable to a decrease in research and development activities related to our collaboration study agreement with Merck.

Grant revenue. Grant revenue increased by $6,319, or 7%, to $94,696 for the three months ended September 30, 2016, as compared to $88,377 for the three months ended September 30, 2015. This increase is attributable to our Phase II Small Business Innovation Research agreement with the National Cancer Institute, or NCI.

Research and development expenses. Research and development expenses decreased by $771,924, or 43%, to $1,026,317 for the three months ended September 30, 2016, as compared to $1,798,241 for the three months ended September 30, 2015. This decrease is primarily attributable to a decrease of $317,474 in wages and benefits associated with lower headcount, a decrease of $238,529 in lab expenses associated with reduced research and development activities, a decrease of $88,681 in patent costs and a decrease of $56,415 in consulting costs.

General and administrative expenses. General and administrative expenses decreased by $541,090, or 40%, to $812,974 for the three months ended September 30, 2016, as compared to $1,354,064 for the three months ended September 30, 2015. This decrease was primarily attributable to (i) a decrease of $427,306 in wages and benefits associated with lower headcount, (ii) a decrease of $45,316 in consulting costs and (iii) a decrease of $32,164 in travel and entertainment costs, offset by an increase of $130,927 in stock-based compensation expense resulting from one-time charges associated with the departure of two of our executives and options granted during the nine months ended September 30, 2016.

Interest income (expense). Interest income (expense) changed by $157,619, or 2,942%, to ($152,261) for the three months ended September 30, 2016, as compared to $5,358 for the three months ended September 30, 2015. This change is largely attributable to interest expense associated with the Notes.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $2,871,515, or 88%, to $409,891 for the three months ended September 30, 2016, as compared to $3,281,406 for the three months ended September 30, 2015. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also previously issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of September 30, 2016, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets and as of September 30, 2016 was estimated at $905,666. The fair value of the warrant liabilities is determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2016, we realized a gain of $409,891 due to the change in the fair value of the derivative liabilities. This gain is principally a result of the decrease in the life of the warrant and a decrease in volatility from June 30, 2016 to September 30, 2016. We expect that future changes in the fair value of the warrant liabilities will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants. If we successfully eliminate the anti-dilution protection for these warrants as part of the October 28, 2016 tender offer, we will no longer account for these warrants as derivative liabilities.

Net income (loss). Net income (loss) changed by $1,879,134, or 304%, to ($1,260,850) for the three months ended September 30, 2016, as compared to $618,284 for the three months ended September 30, 2015. This change was primarily due to a decrease of $2,871,515 in the change in the fair value of derivative liabilities and a decrease of $163,014 in revenue, offset by a decrease of $1,313,014 in operating expenses.

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

	Nine Months Ended, September 30,		Increase
	2016	2015	(Decrease)
Revenue:
Collaboration and license revenue	$1,878,599	$894,132	$984,467
Grant revenue	375,641	245,728	129,913
Total revenue	2,254,240	1,139,860	1,114,380
Cost of revenue and expenses:
Research and development	3,737,161	4,833,911	(1,096,750)
General and administrative	3,752,512	4,271,024	(518,512)
Total cost of revenue and expenses	7,489,673	9,104,935	(1,615,262)
Loss from operations	(5,235,433)	(7,965,075)	2,729,642
Other income (expense):
Interest income (expense)	(160,451)	12,978	(173,429)
Change in fair value of derivative liabilities	1,232,425	10,833,156	(9,600,731)
Total other income (expense), net	1,071,974	10,846,134	(9,774,160)
Net income (loss)	$(4,163,459)	$2,881,059	$(7,044,518)

Collaboration and license revenue. Collaboration and license revenue increased by $984,467, or 110%, to $1,878,599 for the nine months ended September 30, 2016, as compared to $894,132 for the nine months ended September 30, 2015. This increase in revenue is primarily attributable to our license agreement with Pieris, which we entered into in the second quarter of 2016.

Grant revenue. Grant revenue increased by $129,913, or 53%, to $375,641 for the nine months ended September 30, 2016, as compared to $245,728 for the nine months ended September 30, 2015. This increase is attributable to our Phase II Small Business Innovation Research agreement with the National Cancer Institute, or NCI.

Research and development expenses. Research and development expenses decreased by $1,096,750, or 23%, to $3,737,161 for the nine months ended September 30, 2016, as compared to $4,833,911 for the nine months ended September 30, 2015. This decrease is primarily attributable to a decrease of $702,200 in wages and benefits associated with lower headcount and a decrease of $371,020 in lab expenses associated with reduced research activities.

General and administrative expenses. General and administrative expenses decreased by $518,512, or 12%, to $3,752,512 for the nine months ended September 30, 2016, as compared to $4,271,024 for the nine months ended September 30, 2015. This decrease was primarily attributable to (i) a decrease of $283,868 in consulting costs, (ii) a decrease of $233,097 in wages and benefits primarily associated with a lower bonus accrual, (iii) a decrease of $157,461 in investor relations costs, (iv) a decrease of $55,352 in exit costs associated with the termination of the Kendall Lease, (v) a decrease of $39,014 in legal fees, and (vi) a decrease of $38,577 in travel and entertainment, offset by an increase of $347,139 in stock-based compensation expense primarily resulting from one-time charges associated with the departure of two of our executives and options granted during the nine months ended September 30, 2016.

Interest income (expense). Interest income (expense) changed by $173,429, or 1,336%, to ($160,451) for the nine months ended September 30, 2016, as compared to $12,978 for the nine months ended September 30, 2015. This change is largely attributable to interest expense associated with the Notes.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $9,600,731, or 89%, to $1,232,425 for the nine months ended September 30, 2016, as compared to $10,833,156 for the nine months ended September 30, 2015. In connection with the PPO, we issued warrants to purchase an aggregate of 23,549,510 shares of our common stock. We also previously issued warrants to purchase an aggregate of 66,574 shares of our common stock related to a prior financing transaction with Square 1 Bank. As of September 30, 2016, these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the unaudited condensed consolidated balance sheets and as of September 30, 2016 was estimated at $905,666. The fair value of the warrant liabilities is determined at the end of each reporting period, with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2016, we realized a gain of $1,232,425 due to the change in the fair value of derivative liabilities. This gain is primarily the result of the decrease of the fair value of our stock price, a decrease in volatility and a decrease in the life of the warrants between December 31, 2015 and September 30, 2016. We expect that future changes in the fair value of the warrant liabilities will be due primarily to fluctuations in the value of our common stock and potential exercises of outstanding warrants. If we successfully eliminate the anti-dilution protection for these warrants as part of the October 28, 2016 tender offer, we will no longer account for these warrants as derivative liabilities.

Net income (loss). Net income (loss) changed $7,044,518, or 245%, to ($4,163,459) for the nine months ended September 30, 2016, as compared to $2,881,059 for the nine months ended September 30, 2015. This change was primarily due to a decrease of $9,600,731 in the change in the fair value of derivative liabilities, offset by an increase of $1,114,380 in revenue and a decrease of $1,615,262 in operating expenses.

As of September 30, 2016, we had accumulated losses of $18,572,435 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

In July 2016, we entered into a Subscription Agreement with certain accredited investors, pursuant to which these investors purchased our 12% Senior Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of $385,337), which includes $38,256 pursuant to an over-allotment option. The Company incurred additional legal fees of $122,512 associated with the Notes.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) which contemplate our continuation as a going concern. As of September 30, 2016, we had a working capital deficit of $2,348,364 including $905,666 of derivative liabilities and an accumulated deficit of $18,572,435. As of the date of this filing, and after giving effect to the net proceeds from the Note Offering, we believe that we only have sufficient liquidity to fund operations into December 2016. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

As of September 30, 2016, revenue from contracts with our collaboration and licensing partners and NCI grant revenue totaled $4,422,805, of which $2,254,240 and $1,139,860 was recognized for the nine months ended September 30, 2016 and 2015, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended, September 30,
	2016	2015	Change

Net cash used in operating activities	$(4,053,927)	$(6,444,431)	$2,390,504
Net cash provided by investing activities	-	1,895,130	(1,895,130)
Net cash provided by financing activities	2,351,079	29,675	2,321,404
Net decrease in cash and cash equivalents	$(1,702,848)	$(4,519,626)	$2,816,778

The decrease in net cash for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was $2,816,778, representing the aggregate of (i) a decrease in net cash used in operating activities of $2,390,504, (ii) a decrease in net cash provided by investing activities of $1,895,130 and (iii) an increase in net cash provided by financing activities of $2,321,404.

Operating Activities

Net cash used in operating activities was $4,053,927 for the nine months ended September 30, 2016, which consisted primarily of a net loss of $4,163,459, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $1,232,425, stock-based compensation of $883,298, depreciation and amortization of $480,301 and a net decrease of $106,284 in operating assets and liabilities.

Net cash used in operating activities was $6,444,431 for the nine months ended September 30, 2015, which consisted primarily of net income of $2,881,059, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $10,833,156, stock-based compensation of $477,666, depreciation and amortization of $425,788 and a net increase of $562,153 in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $0 for the nine months ended September 30, 2016.

Net cash provided by investing activities was $1,895,130 for the nine months ended September 30, 2015, which primarily resulted from proceeds from sales of marketable securities of $3,000,799, offset by purchases of property and equipment of $1,133,299.

Financing Activities

Net cash provided by financing activities was $2,351,079 for the nine months ended September 30, 2016, which consisted of proceeds from the issuance of promissory notes, net of issuance costs, of $2,530,407, offset by payments on equipment lease financing of $179,328.

Net cash provided by financing activities was $29,675 for the nine months ended September 30, 2015, which consisted of proceeds from the exercise of common stock options.

Our business does not generate (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and use cash during fiscal year 2016, and we will require additional capital to continue our operations through December 2016. As of September 30, 2016, we had cash and cash equivalents totaling $1,893,414, excluding restricted cash.

In July 2016, we entered into a Subscription Agreement with certain accredited investors, pursuant to which these investors purchased our 12% Senior Secured Promissory Notes in the aggregate principal amount of $3,038,256 (before deducting placement agent fees and expenses of $385,337), which includes $38,256 pursuant to an over-allotment option. The Company incurred additional legal fees of $122,512 associated with the Notes. We are using the net proceeds from the Note Offering for working capital and general corporate purposes.

After giving effect to the net proceeds from the Note Offering, we believe that we have sufficient liquidity to fund operations into December 2016. Our near-term capital needs will depend on many factors, including:

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

In connection with our capital needs, the Company has commenced an issuer tender offer, as further described above under “Recent Developments,” and we continue to explore a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to raise additional capital through one or more of the means listed above by the end of December 2016, we could face substantial liquidity problems and might be required to implement cost reduction strategies in addition to the cash conservation steps that we have already taken. These reductions could significantly affect our research and development activities, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely affect our stockholders. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets.

In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction. For example, the PPO Warrants contain anti-dilution protection in the event that we issue common stock or securities convertible into or exercisable for shares of our common stock at a price lower than the warrant exercise price prior to the warrant expiration date. The anti-dilution protection provisions are subject to exceptions for certain issuances, including but not limited to (a) shares of common stock issued in an underwritten public offering, (b) issuances of awards under our 2014 Equity Incentive Plan, and (c) other exempt issuances. In the event that we are able to successfully complete the tender offer to amend and exercise PPO Warrants that we launched in October 2016, the PPO Warrants would be amended to remove this anti-dilution provision with the consent of holders of a majority of the underlying PPO Warrants.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount. We maintain allowances for doubtful accounts, if needed, for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. There was no allowance for doubtful accounts as of September 30, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. There have been no impairments recognized during the nine months ended September 30, 2016 and 2015, respectively.

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

Due to the price protection provision included in the warrant agreements, the warrants were deemed to be derivative liabilities and, therefore, the fair value of the warrants is recorded in the current liabilities section of the unaudited condensed consolidated balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive income (loss). If we successfully eliminate the anti-dilution protection for these warrants as part of the October 28, 2016 tender offer, we will no longer account for these warrants as derivative liabilities.

We used the Black-Scholes option-pricing model to estimate the fair value of the issued and outstanding warrants upon issuance and as of September 30, 2016. As of January 1, 2016, we began using a blended average of our historical volatility and the historical volatility of a group of similarly situated companies (as described in detail below) to calculate the expected volatility when valuing our derivative liabilities.

Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. The unrealized gains and losses are reported in accumulated other comprehensive income (loss), until sold or mature, at which time they are reclassified to earnings.

Stock-Based Compensation

We account for our stock-based compensation awards to employees and directors in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. As of September 30, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately 31.8 million and 25.9 million, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 305-40): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016. Our unaudited condensed consolidated balance sheet as of September 30, 2016 includes $423,207 of debt issuance costs recorded as a reduction to the promissory notes.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2016.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $1,893,414 and $3,596,262, respectively, consisting primarily of money market funds and cash held in depository. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.            CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chairman, Chief Executive Officer and President, Wael Fayad, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President, and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is doubt as to our ability to continue as a going concern. As of September 30, 2016, the Company had current assets of $2,372,337 and current liabilities of $4,720,701, resulting in a working capital deficit of $2,348,364. As of the date of this filing, we believe that we only have sufficient liquidity to fund operations into December 2016. We are continuing to explore a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we may be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. Our financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies in the normal course of operations, adjustments would be required to our unaudited condensed consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. Additionally, we expect to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and from year to year. These factors raise substantial doubt about our ability to continue as a going concern.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

November 10, 2016	By:	/s/ Wael Fayad
Wael Fayad
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2016	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Vice President of Finance, Chief Accounting
Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1*	Form of 12% Senior Secured Promissory Note issued by Enumeral Biomedical Holdings, Inc. in July 29, 2016 Notes Offering.

10.1*	Placement Agency Agreement, dated as of June 21, 2016, by and between Enumeral Biomedical Holdings, Inc. and Katalyst Securities LLC, as amended.

10.2*	Form of Subscription Agreement entered into between Enumeral Biomedical Holdings, Inc. and Investors in July 29, 2016 Notes Offering.

10.3*	Escrow Agreement, dated as of July 7, 2016, by and among Enumeral Biomedical Holdings, Inc., Katalyst Securities LLC and Delaware Trust Company.

10.4*	Intellectual Property Security Agreement, dated as of July 29, 2016, by and among Enumeral Biomedical Holdings, Inc., Enumeral Biomedical Corp., the Buyers named therein, and Intuitive Venture Partners, LLC, in its capacity as the Collateral Agent.

10.5	Separation Letter Agreement, dated as of August 4, 2016, by and between Enumeral Biomedical Holdings, Inc. and Arthur H. Tinkelenberg, Ph.D. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2016 (File No. 000-55415)).

10.6	Separation Agreement, dated as of September 21, 2016, between John J. Rydzewski and Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2016 (File No. 000-55415)).

10.7	Amendment No. 1 to Scientific Advisory Board Agreement, dated as of September 21, 2016, between Barry Buckland, Ph.D. and Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2016 (File No. 000-55415)).

10.8*§	Employment Offer Letter, dated September 21, 2016, between Enumeral Biomedical Holdings, Inc. and Wael Fayad.

10.9*§	Incentive Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and Wael Fayad, dated September 21, 2016.

10.10*§	Non-Qualified Stock Option Agreement between Enumeral Biomedical Holdings, Inc. and Wael Fayad, dated September 21, 2016.

10.11*§	Amendment of Solicitation/Modification of Contract, dated September 13, 2016, to Award/Contract, dated September 10, 2014, between Enumeral Biomedical Corp. and National Cancer Institute.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

§	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.
*	Filed herewith.
**	Furnished herewith.

