Form 10-Q
period 2017-03-31
Enumeral Biomedical Holdings, Inc.
filed 2017-05-22
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 128,409,788 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of May 17, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,401,006	$3,162,400
Accounts receivable	-	189,068
Prepaid expenses and other current assets	212,238	47,317
Total current assets	1,613,244	3,398,785
Property and equipment, net	816,569	902,097
Other assets:
Restricted cash	534,780	534,780
Other assets	107,955	111,556
Total assets	$3,072,548	$4,947,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$314,850	$308,857
Accrued expenses	522,077	386,355
Deferred revenue	-	14,505
Equipment lease financing	193,436	251,631
Total current liabilities	1,030,363	961,348
Deferred rent, net of current portion	66,950	63,116
Long-term equipment lease financing	11,193	14,840
Total liabilities	1,108,506	1,039,304

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized: 128,409,788 and 128,343,122 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	128,410	128,343
Additional paid-in-capital	30,112,417	30,044,778
Accumulated deficit	(28,276,785)	(26,265,207)
Total stockholders’ equity	1,964,042	3,907,914
Total liabilities and stockholders’ equity	$3,072,548	$4,947,218

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue:
Collaboration and license revenue	$-	$316,018
Grant revenue	14,505	118,439
Total revenue	14,505	434,457
Cost of revenue and expenses:
Research and development	1,146,115	1,470,043
General and administrative	869,798	1,194,334
Total cost of revenue and expenses	2,015,913	2,664,377
Loss from operations	(2,001,408)	(2,229,920)
Other income (expense):
Interest expense, net	(1,894)	(3,567)
Warrant expense	(8,276)	-
Change in fair value of derivative liabilities	-	678,435
Total other income (expense), net	(10,170)	674,868
Net loss before income taxes	(2,011,578)	(1,555,052)
Provision for income taxes	-	-
Net loss	$(2,011,578)	$(1,555,052)
Basic net loss per share	$(0.02)	$(0.03)
Diluted net loss per share	$(0.02)	$(0.03)
Weighted-average number of common shares outstanding - basic	128,359,419	52,068,784
Weighted-average number of common shares outstandiing - diluted	128,359,419	52,068,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,011,578)	$(1,555,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,019	185,855
Stock-based compensation	59,430	333,811
Warrant expense	8,276	-
Change in fair value of derivative liabilities	-	(678,435)
Changes in operating assets and liabilities:
Accounts receivable	189,068	(84,932)
Prepaid expenses and other assets	(161,320)	103,084
Accounts payable	5,993	96,377
Accrued expenses	135,722	(66,312)
Deferred rent	3,834	9,259
Deferred revenue	(14,505)	(43,513)
Net cash used in operating activities	(1,670,061)	(1,699,858)
Cash flows from investing activities:
Purchases of property and equipment	(29,491)	-
Net cash used in investing activities	(29,491)	-
Cash flows from financing activities:
Payments on equipment lease financing	(61,842)	(59,100)
Net cash used in financing activities	(61,842)	(59,100)
Net decrease in cash and cash equivalents	(1,761,394)	(1,758,958)
Cash and cash equivalents, beginning of period	3,162,400	3,596,262
Cash and cash equivalents, end of period	$1,401,006	$1,837,304

Supplemental cash flow disclosure of financing activities:
Cash paid for interest	$2,794	$5,536

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

Following the Merger, the Company has continued Enumeral’s business of discovering and developing novel antibody immunotherapies that help the immune system fight cancer and other diseases. The Company utilizes a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. The Company’s focus is on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immune-modulatory receptors.

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

To date, the Company’s proof-of-concept corporate collaborations have provided minimal revenue. In addition, the Company’s business has not generated (nor does the Company anticipate that in the foreseeable future it will generate) the cash necessary to finance its operations. The Company expects to continue to incur losses and negative cash flows from operations for the foreseeable future, and will require additional capital to continue its operations beyond June 2017.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, and an “emerging growth company” under the Jump Start Our Business Startup (JOBS) Act of 2012. The Company believes that as a result of the Merger, it has ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).

2 - GOING CONCERN AND LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, which contemplate the Company’s continuation as a going concern. As of March 31, 2017, the Company had cash and cash equivalents of $1,401,006. The Company’s continuation as a going concern is dependent upon the Company attaining profitable operations, generating continued cash payments from partners under new or existing contracts and raising additional capital, through public or private equity offerings, debt financings, or strategic collaborations and licensing arrangements.

Since the Company’s inception in 2009, it has incurred significant net losses and negative cash flows from operations. As of March 31, 2017, the Company had an accumulated deficit of $28,276,785. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

On May 19, 2017, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors purchased 668 Units (the “2017 Units”) of the Company’s securities, at a purchase price of $1,000 per Unit (the “2017 Unit Offering”). Each of the 2017 Units consists of (i) a 12% Senior Secured Promissory Note (the “2017 Notes”), with a face value of $1,150, and (ii) a warrant (the “Investor Warrant”) to purchase 11,500 shares of the Company’s common stock, exercisable until five years after the date of the closing, at an exercise price of $0.10 per share (subject to adjustment in certain circumstances). The Company received an aggregate of $668,000 in gross cash proceeds, before deducting placement agent fees and expenses, in connection with the sale of the 2017 Units. The Company expects to use the net proceeds of approximately $548,000 from the sale of the 2017 Units to fund the Company’s research and development, general corporate expenses and working capital. Additional information concerning the 2017 Unit Offering is presented below in Note 12, “Subsequent Event.”

As of the date of this filing, and after giving effect to the net proceeds from the closing of the 2017 Unit Offering, the Company believes it has sufficient liquidity to fund operations into June 2017. The Company’s liquidity is highly dependent on its ability to obtain additional capital in the near future. The Company is currently exploring a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company’s common stock. The issuance of these securities could also result in significant dilution to some or all of the Company’s stockholders, depending on the terms of the transaction.

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

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the 2016 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017.

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

The Company’s cash equivalents, carried at fair value, are comprised of investments in federal agency backed money market funds. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$262,499	$262,499	$-	$-
Money market funds, included in cash equivalents	$1,138,507	$1,138,507	$-	$-

	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$1,137,633	$1,137,633	$-	$-
Money market funds, included in cash equivalents	$2,024,767	$2,024,767	$-	$-

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires entities to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its unaudited condensed consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31,	December 31,
	2017	2016
Laboratory equipment	$2,398,685	$2,398,685
Computer equipment and software	145,376	115,885
Furniture, fixtures and office equipment	73,734	73,734
Leasehold improvements	75,262	75,262
Property and equipment, gross	2,693,057	2,663,566
Less - Accumulated depreciation and amortization	(1,876,488)	(1,761,469)
Property and equipment, net	$816,569	$902,097

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $115,019 and $185,855, respectively.

5 - RESTRICTED CASH

The Company held $534,780 in restricted cash as of March 31, 2017 and December 31, 2016, respectively. The balances are primarily held on deposit with a bank to collateralize a standby letter of credit in the name of the Company’s facility lessor in accordance with the Company’s facility lease agreement.

6 - ACCRUED EXPENSES

The Company’s accrued expenses consist of the following as of:

	March 31,	December 31,
	2017	2016
Accrued wages and benefits	$153,500	$222,141
Accrued outsourced services	218,970	-
Accrued professional fees	124,250	130,350
Accrued other	25,357	33,864
Total accrued expenses	$522,077	$386,355

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

The Company has recorded current equipment lease financing of $193,436 and long-term equipment lease financing of $11,193 as of March 31, 2017. The Company has recorded current equipment lease financing of $251,631 and long-term equipment lease financing of $14,840 as of December 31, 2016. The equipment has been included in property and equipment on the Company’s unaudited condensed consolidated balance sheets.

Future payments on the equipment lease financing are as follows:

For the twelve months ended March 31,	Amount
2018	$197,708
2019	11,406
Total equipment lease financing payments	$209,114

As of March 31, 2017	Amount
Current equipment lease financing payments	$197,708
Less: Amount representing interest	(4,272)
Current equipment lease financing, net	$193,436

Long-term equipment lease financing payments	$11,406
Less: Amount representing interest	(213)
Long-term equipment lease financing, net	$11,193

8 - COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility (the “Premises”) pursuant to Indenture of Lease (the “Lease”) that the Company entered into in November 2014. The term of the Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the Lease. The Company is also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit. The Company has recorded deferred rent in connection with the Lease as of March 31, 2017 and December 31, 2016 in the amount of $66,950 and $63,116, respectively. The Company has recorded prepaid rent in connection with the Lease as of March 31, 2017 in the amount of $99,115. The Company did not record prepaid rent in connection with the Lease as of December 31, 2016.

In addition, the Company maintained a small corporate office at 1370 Broadway in New York, New York, at an annual rent of $23,100. The lease for the Company’s New York office expired on December 31, 2016.

Rent expense was $297,505 and $332,339 for the three months ended March 31, 2017 and 2016, respectively.

Future operating lease commitments are as follows:

For the twelve months ended March 31,	Amount
2018	$760,532
2019	783,302
2020	737,678
Total	$2,281,512

Employment Agreements

The Company has employment letter agreements with certain members of management which contain provisions for continued payments of minimum annual salaries and severance benefits in the event of certain terminations of employment.

9 - LICENSE AGREEMENT AND RELATED-PARTY TRANSACTIONS

License Agreement

In April 2011, Enumeral licensed certain intellectual property from the Massachusetts Institute of Technology (“MIT”), then a related party (as one of Enumeral’s scientific co-founders was an employee of MIT), pursuant to an Exclusive License Agreement (as subsequently amended, the “License Agreement”), in exchange for the payment of upfront license fees and a commitment to pay annual license fees, patent costs, milestone payments, royalties on sublicense income and, upon product commercialization, royalties on the sales of products covered by the licenses or income from corporate partners, and the issuance of 66,303 shares of Enumeral common stock (which were subsequently converted into 73,074 shares of the Company’s common stock in connection with the July 2014 Merger). The License Agreement also initially contained certain participation rights and anti-dilution rights, pursuant to which MIT received additional shares of Enumeral common stock. These participation and anti-dilution rights were removed in a subsequent amendment to the License Agreement. The intellectual property portfolio under the License Agreement includes patents owned by Harvard University or co-owned by MIT and The Whitehead Institute, or MIT and Massachusetts General Hospital.

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral paid an annual fee of $50,000 in 2017, and is obligated to pay $50,000 every year hereafter unless the License Agreement is terminated. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement.

All amounts incurred related to the license fees have been expensed as research and development expenses by Enumeral as incurred. The Company incurred $12,500 and $10,000 in the three months ended March 31, 2017 and 2016, respectively.

Enumeral reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended March 31, 2017 and 2016, Enumeral paid $12,506 and $94,645 for MIT and $19,373 and $5,278 for Harvard, respectively. The Company had accounts payable and accrued expenses of $14,664 and $43,053 associated with the reimbursement of costs to MIT and Harvard as of March 31, 2017 and December 31, 2016, respectively.

Consulting Agreements

In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which replaced Dr. Buckland’s previous consulting agreement and pursuant to which Dr. Buckland serves as chairman of the Company’s Scientific Advisory Board. In September 2016, the Company and Dr. Buckland entered into an amendment to the SAB Agreement to extend the term of the agreement to September 2017. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended March 31, 2017 the Company recorded $3,000 of expense related to the SAB agreement. During the three months ended March 31, 2016 the Company recorded no expense related to the SAB agreement.

10 - STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

As of March 31, 2017, there were 915,035 shares available for issuance under the 2014 Plan to eligible employees, non-employee directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

During the three months ended March 31, 2017 and 2016, there were 308,333 and 1,468,182 stock options granted to employees, directors or consultants with weighted-average grant date fair values, using the Black-Scholes pricing model, of $0.12 and $0.16, respectively.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date:

For the three months ended March 31, 2017
Expected Volatility	115% - 116%
Risk-free interest rate	1.93% - 2.09%
Expected term (in years)	5.0 – 6.0
Expected dividend yield	0%

Stock-based compensation expense for stock options was $54,440 and $293,445 for the three months ended March 31, 2017 and 2016, respectively. The Company has an aggregate of $285,972 of unrecognized stock-based compensation expense for stock options as of March 31, 2017 to be amortized over a weighted average period of 1.4 years which excludes $385,275 of unrecognized stock-based compensation expense for stock options of certain awards that vest upon performance-based criteria which are not considered probable to occur as of March 31, 2017.

In connection with Wael Fayad’s appointment as the Company’s Chairman, Chief Executive Officer and President in September 2016, the Company granted Mr. Fayad 1,750,000 options to purchase the Company’s common stock outside of the 2014 Plan, and 850,000 options to purchase the Company’s common stock under the 2014 Plan.

A summary of aggregate stock option activity both under the 2014 Plan and outside of the 2014 Plan for the three months ended March 31, 2017 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding as of December 31, 2016	7,670,823	$0.41	8.8
Granted	308,333	$0.15
Canceled	(26,016)	$0.54
Outstanding as of March 31, 2017	7,953,140	$0.40	8.6
Exercisable as of March 31, 2017	4,008,568	$0.48	8.2

The aggregate intrinsic value of stock options exercisable as of March 31, 2017 was $3,202. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the unaudited condensed consolidated balance sheet date.

Restricted Stock

Stock-based compensation expense for restricted stock awards was $4,990 and $40,366 for the three months ended March 31, 2017 and 2016, respectively.

A summary of restricted stock activity for the three months ended March 31, 2017 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock as of December 31, 2016	-
Issuance of restricted stock	66,666	$0.15
Vested	(16,667)	$0.15
Balance of unvested restricted stock as of March 31, 2017	49,999	$0.15

The Company has an aggregate of $4,990 of unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2017 to be amortized over a weighted average period of 0.5 years.

Warrants

A summary of the warrants outstanding as of March 31, 2017 is as follows:

		Exercise
Warrant Type	Warrants	Price
PPO	14,686,510	$2.00
PPO Agent	2,000,000	$0.125
Enumeral Series B Financing	421,968	$0.726
Enumeral 2014 Convertible Promissory Note Financing	765,357	$0.245
2016 Placement Agent	4,880,655	$0.0625	(1)
Total	22,754,490

1)	On March 21, 2017 the exercise price of the 2016 Placement Agent Warrants, as defined below, was reduced from $0.125 per share to $0.0625 per share.

Warrant Issuance Transactions

On July 29, 2016, the Company entered into a Subscription Agreement with certain accredited investors (the “Buyers”), pursuant to which the Buyers purchased the Company’s 12% Senior Secured Promissory Notes (the “2016 Notes”) in the aggregate principal amount of $3,038,256 (the “2016 Note Offering”).

On December 12, 2016, the Company consummated an offer to amend and exercise certain outstanding warrants to purchase an aggregate of 21,549,510 shares of its common stock originally issued to investors who participated in the Company’s July 31, 2014 private placement financing (the “Warrant Tender Offer”). Pursuant to the Warrant Tender Offer, an aggregate of 6,863,000 warrants were tendered by their holders, and the Company received gross proceeds in the amount of $3,431,500 for the issuance of 27,452,000 shares of the Company’s common stock. In addition, pursuant to the Warrant Tender Offer, the full principal balance and accrued interest of the 2016 Notes was converted into 48,806,545 shares of the Company’s common stock. In connection with the conversion of the 2016 Notes and pursuant to the terms of the placement agent agreement associated with the 2016 Notes, the Company issued warrants to purchase 4,880,655 shares of the Company’s common stock at an exercise price of $0.125 per share to designees of the placement agent (the “2016 Placement Agent Warrants”).

On March 21, 2017, the Company entered into an amendment with the holders of the 2016 Placement Agent Warrants to reduce the exercise price of such warrants from $0.125 per share to $0.0625 per share in consideration of the past efforts as well as future support and cooperation of the agent and its designees on behalf of the Company. The estimated fair value of these warrants at the time of the amendment was determined to be $601,144 using the Black-Sholes pricing model and the following assumptions: expected term of 9.7 years, exercise price of $0.0625 per share, 126.0% volatility, a risk-free rate of 2.43%, and no expected dividends. The Company recorded expense of $8,276 as a result of this amendment.

Derivative Liability Warrants (Amended in connection with the Warrant Tender Offer)

PPO and PPO Agent Warrants

In July 2014, the Company issued warrants to purchase 23,549,510 shares of the Company’s common stock in connection with the Company’s private placement offering that closed on July 31, 2014 (the “PPO”), of which warrants to purchase 21,549,510 shares of the Company’s common stock had an exercise price of $2.00 per share and were issued to the investors in the PPO, and warrants to purchase 2,000,000 shares of the Company’s common stock had an exercise price of $1.00 per share and were issued to the placement agents for the PPO (or their affiliates). Due to a price protection provision included in the warrant agreements, the warrants were deemed to be and were recorded as a derivative liability. As such, these outstanding warrants were revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statement of operations.

Square 1 Financing

In connection with a financing with Square 1 Bank in December 2011, Enumeral issued to Square 1 Bank warrants to purchase an aggregate of 33,944 shares of Series A convertible preferred stock at an exercise price of $1.16 per share, exercisable for seven years. In July 2014, as part of the Merger, these warrants were converted into a warrant to purchase 54,245 shares of the Company’s common stock at an exercise price of $0.726 per share. These warrants were exercised in connection with the Warrant Tender Offer.

Derivative Liability Re-Measurement

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants during the three months ended March 31, 2016. The Company recorded income of $678,435 for the three months ended March 31, 2016 due to the change in the fair value of the warrants for that period. Outstanding warrants were revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations. Due to the Warrant Tender Offer, and removal of the anti-dilution provisions in connection with the Warrant Tender Offer, the derivative liabilities were re-valued on December 12, 2016 and any remaining value was reclassified to equity upon extinguishment of the derivative liabilities.

11 - CONCENTRATIONS

During the three months ended March 31, 2017, the Company recorded revenue from one entity in excess of 10% of the Company’s total revenue in the amount of $14,505, which represented 100% of the Company’s total revenue for that period. During the three months ended March 31, 2016, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $316,018 and $118,439, which represented 73% and 27% of the Company’s total revenue for that period.

As of March 31, 2017, the Company had no outstanding accounts receivable balance. As of December 31, 2016, accounts receivable consisted of amounts due from two entities which represented 64% and 36% of the Company’s total outstanding accounts receivable balance, respectively.

12 – SUBSEQUENT EVENT

On May 19, 2017 (the “Closing Date”), the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors (the “Holders”) purchased 668 Units (the “2017 Units”) of the Company’s securities, at a purchase price of $1,000 per Unit (the “2017 Unit Offering”). Each of the 2017 Units consists of (i) a 12% Senior Secured Promissory Note (the “2017 Notes”), with a face value of $1,150, and (ii) a warrant (the “Investor Warrant”) to purchase 11,500 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), exercisable until five years after the date of the closing, at an exercise price of $0.10 per share (subject to adjustment in certain circumstances). The Company received an aggregate of $668,000 in gross cash proceeds, before deducting placement agent fees and expenses, in connection with the sale of the 2017 Units. The Company expects to use the net proceeds of approximately $548,000 from the sale of the 2017 Units to fund the Company’s research and development, general corporate expenses and working capital. The Company may hold additional closings of the 2017 Unit Offering, subject to an extension of up to 30 days following May 19, 2017, upon the mutual agreement of the Company and the Placement Agents (as defined below). There is no guarantee that the Company will be able to consummate additional closings of the 2017 Unit Offering during this extension period.

Interest on the 2017 Notes is payable on the face value of the 2017 Notes at the rate of 12% per annum, which is cumulative and due and payable in shares of Common Stock (the “Interest Shares”). The 2017 Notes have a stated maturity date of 12 months from the Closing Date. The 2017 Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the 2017 Notes.

In the event of any liquidation, dissolution or winding up of the Company, the Holders will be entitled to receive, out of assets available therefor, an amount equal to 124% of the outstanding principal amount of the 2017 Notes, together with accrued and unpaid interest due thereon. In the event of a sale of the Company during the term of the 2017 Notes, at the closing of such sale, at the option of each Holder, the Holders will be entitled to receive an amount equal to 200% of the outstanding principal amount of the 2017 Notes and the associated accrued and unpaid interest due thereon; provided, that such amount will be paid in either cash or securities of the acquiring entity at such acquiring entity’s discretion.

The 2017 Notes are convertible at the option of the Holders, in whole or in part, into shares of Common Stock (the “Conversion Shares” and together with the Interest Shares, the “Repayment Shares”) at any time after the earlier of (i) the date a registration statement registering the Repayment Shares is declared effective by the SEC or (ii) six months after the date of the initial closing of the 2017 Unit Offering. If no conversion has taken place within 12 months after the Closing Date the 2017 Notes, together with accrued and unpaid interest thereon, will automatically convert into the Repayment Shares.

The conversion price per share of Common Stock in either event listed above is the lesser of (i) $0.10 per share (subject to adjustment in certain circumstances), or (ii) 75% of the volume weighted average price of the Common Stock during 10 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.03 per share (which floor is subject to “full ratchet” adjustment in certain circumstances if the Company issues Common Stock, or Common Stock equivalents, at a price below $0.03 per share of Common Stock, and to proportionate adjustment in certain other circumstances).

The 2017 Notes provide that the outstanding principal amount of the 2017 Notes, together with accrued and unpaid interest due thereon, will convert automatically into Common Stock on the date on which the Company completes and closes an offering involving the sale of at least $5,000,000 of equity securities or securities convertible into or exercisable for equity securities by the Company (a “Qualified Financing”). At the closing of a Qualified Financing, all outstanding principal and accrued interest then due on the 2017 Notes shall automatically be converted into a number of shares of Common Stock based upon a 25% discount to the lesser of (i) the lowest price at which Common Stock is sold in the Qualified Financing, or (ii) the lowest price at which securities sold in the Qualified Financing can be exercised for or converted into Common Stock.

The Company’s obligations under the 2017 Notes are secured, pursuant to the terms of an Intellectual Property Security Agreement (the “Security Agreement”), dated as of the Closing Date, among the Grantors (as defined below), the Holders and the collateral agent for the Holders named therein, by a first priority security interest in all now owned or hereafter acquired intellectual property of the Company and Enumeral Biomedical Corp., a wholly-owned subsidiary of the Company (the “Subsidiary” and together with the Company, the “Grantors”), except to the extent such intellectual property cannot be assigned or the creation of a security interest would be prohibited by applicable law or contract.

Pursuant to the terms of a Placement Agency Agreement (the “Placement Agency Agreement”), dated as of May 12, 2017, between the Company and the placement agents for the 2017 Unit Offering (the “Placement Agents”), the Placement Agents are paid a commission equal to ten percent (10%) of the gross proceeds at each closing of the 2017 Unit Offering (the “Placement Agent Cash Fee”). The Placement Agency Agreement also provides that the Placement Agents, or their designees, will receive five-year warrants (the “2017 Placement Agent Warrants”) to purchase a number of shares of Common Stock at an exercise price of $0.05 per share equal to 10% of the number of Conversion Shares issuable upon conversion of the 2017 Notes issued at each closing of the 2017 Unit Offering, based on a conversion price of $0.10 per share. In accordance with the terms of the Placement Agency Agreement, on the Closing Date the Company issued 2017 Placement Agent Warrants to purchase an aggregate of 768,200 shares of Common Stock on the terms set forth above to the Placement Agents.

The Placement Agency Agreement also provides that if, within 12 months of the first closing of the 2017 Unit Offering, the Company completes a financing or similar transaction (a “Subsequent Financing”) with a party introduced to the Company by the Placement Agents in connection with the 2017 Unit Offering, and a Placement Agent does not participate in such financing or similar transaction, the Placement Agent shall be entitled to receive a Placement Agent Cash Fee and 2017 Placement Agent Warrants for such Subsequent Financing in the same manner as calculated for the 2017 Unit Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 28, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Unless the context indicates otherwise, all references in this report to “Enumeral Biomedical,” the “Company,” “we,” “us” and “our” refer to Enumeral Biomedical Holdings, Inc., and its wholly-owned subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation; and references to “Enumeral” refer to Enumeral Biomedical Corp.

We were originally incorporated in Nevada as Cerulean Group, Inc. in 2012, and converted to a Delaware corporation in July 2014. Enumeral was founded in 2009 in the state of Delaware as Enumeral Technologies, Inc., and its name was later changed to Enumeral Biomedical Corp. Prior to the Merger, which is described in further detail below, our Board of Directors determined to discontinue operations in our original business area to seek a new strategic opportunity.

On July 31, 2014, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Enumeral and Enumeral Acquisition Corp., our wholly owned subsidiary (the “Acquisition Sub”), pursuant to which the Acquisition Sub merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became a wholly owned subsidiary of ours. As a result of the Merger, we acquired the business of Enumeral and all issued and outstanding common and preferred shares of Enumeral were exchanged for shares of our common stock. In addition, we changed our name to Enumeral Biomedical Holdings, Inc.

Also on July 31, 2014, we closed a private placement offering (the “PPO”) of 21,549,510 Units of our securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share with a term of five years (the “PPO Warrants”).

Following the Merger, we have continued Enumeral’s business and have focused our resources towards the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. To date, all of our revenue has resulted from payments from strategic partners and the National Cancer Institute, or NCI, and we have not received any revenue from the sale of products or services. As of March 31, 2017, we had total stockholders’ equity of $1,964,042, including an accumulated deficit of $28,276,785. As of March 31, 2017, we had cash and cash equivalents totaling $1,401,006, excluding restricted cash.

On May 19, 2017 (the “Closing Date”), we entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors (the “Holders”) purchased 668 Units (the “2017 Units”) of our securities, at a purchase price of $1,000 per Unit (the “2017 Unit Offering”). We received an aggregate of $668,000 in gross cash proceeds, before deducting placement agent fees and expenses, in connection with the sale of the 2017 Units. We expect to use the net proceeds of approximately $548,000 from the sale of the 2017 Units to fund our research and development, general corporate expenses and working capital. We may hold additional closings of the 2017 Unit Offering, subject to an extension of up to 30 days following May 19, 2017, upon the mutual agreement of the Placement Agents (as defined below) and us. There is no guarantee that we will be able to consummate additional closings of the 2017 Unit Offering during this extension period.

As of the date of this filing, and after giving effect to the net proceeds from the May 19, 2017 closing of the 2017 Unit Offering, we believe that we have sufficient liquidity to fund operations only into June 2017. Our liquidity is highly dependent on our ability to obtain additional capital in the near future. We are currently exploring a range of potential transactions, which may include public or private equity offerings, debt financings, collaborations and licensing arrangements, and/or other strategic alternatives, including a merger, sale of assets or other similar transactions. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we will be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of our common stock. The issuance of these securities could also result in significant dilution to some or all of our stockholders, depending on the terms of the transaction.

We utilize a proprietary platform technology that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. Our initial focus has been on the development of a pipeline of next generation monoclonal antibody drugs targeting established and novel immuno-modulatory receptors.

The concept of stimulating the immune system to fight cancer was first advanced more than a century ago, but it is only recently that the field of immuno-oncology has seen clinical success, with marketing approvals being granted for antibodies that block CTLA-4 (Yervoy® (ipilimumab)) and PD-1 (Keytruda® (pembrolizumab) and Opdivo® (nivolumab)), and PD-L1 (Tecentriq® (atezolizumab) and Imfinzi® (durvalumab)). Use of these drugs has established that durable anti-tumor responses can be elicited in some patients by blocking the checkpoints that normally suppress the human immune response against cancer cells. The success of these drugs suggests that immuno-oncology may fundamentally alter the course of cancer treatment.

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

To date, our proof-of-concept corporate collaborations and contracts have provided minimal revenue. In addition, our business has not generated (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and negative cash flows from operations for the foreseeable future. Over the last twelve months, we have sought to fund our operations through a series of small financing transactions.

On July 29, 2016, we entered into a Subscription Agreement with certain accredited investors (the “Buyers”), pursuant to which the Buyers purchased our 12% Senior Secured Promissory Notes (the “2016 Notes”) in the aggregate principal amount of $3,038,256, before deducting placement agent fees and expenses (the “2016 Note Offering”).

On December 12, 2016, we consummated an offer to amend and exercise certain outstanding warrants to purchase an aggregate of 21,549,510 shares of our common stock originally issued to investors who participated in our July 31, 2014 private placement financing (the “Warrant Tender Offer”). Pursuant to the Warrant Tender Offer, an aggregate of 6,863,000 warrants were tendered by their holders, and we received gross proceeds in the amount of $3,431,500 for the issuance of 27,452,000 shares of our common stock. In addition, pursuant to the Warrant Tender Offer, the full principal balance and accrued interest of the 2016 Notes was converted into 48,806,545 shares of our common stock. In connection with the conversion of the 2016 Notes and pursuant to the terms of the placement agent agreement associated with the 2016 Notes, we issued warrants to purchase 4,880,655 shares of our common stock at an exercise price of $0.125 per share to designees of the placement agent (the “2016 Placement Agent Warrants”). On March 21, 2017, we entered into an amendment with the holders of the 2016 Placement Agent Warrants to reduce the exercise price of such warrants from $0.125 per share to $0.0625 per share in consideration of the past efforts as well as future support and cooperation of the agent and its designees on our behalf.

As mentioned above, on May 19, 2017 (the “Closing Date”), we received an aggregate of $668,000 in gross cash proceeds, before deducting placement agent fees and expenses, in connection with the sale of 668 of the 2017 Units in a closing of the 2017 Unit Offering. Each of the 2017 Units consists of (i) a 12% Senior Secured Promissory Note (the “2017 Notes”), with a face value of $1,150, and (ii) a warrant (the “Investor Warrant”) to purchase 11,500 shares of our common stock, exercisable until five years after the date of the closing, at an exercise price of $0.10 per share (subject to adjustment in certain circumstances). Interest on the 2017 Notes is payable on the face value of the 2017 Notes at the rate of 12% per annum, which is cumulative and due and payable in shares of our common stock (the “Interest Shares”) on the applicable conversion date, or in cash in the case of a redemption of the 2017 Notes by us (each as further described below). The 2017 Notes have a stated maturity date of 12 months from the Closing Date. The 2017 Notes will rank senior to all of our existing indebtedness, except as otherwise set forth in the 2017 Notes.

In the event of any liquidation, dissolution or winding up of our company, the Holders will be entitled to receive, out of assets available therefor, an amount equal to 124% of the outstanding principal amount of the 2017 Notes, together with accrued and unpaid interest due thereon. In the event of a sale of our company during the term of the 2017 Notes, at the closing of such sale, at the option of each Holder, a Holder will be entitled to receive an amount equal to 200% of the outstanding principal amount of the 2017 Notes, together with accrued and unpaid interest due thereon; provided, that such amount will be paid in either cash or securities of the acquiring entity at such acquiring entity’s discretion.

The 2017 Notes are convertible at the option of the Holder, in whole or in part, into shares of our common stock (the “Conversion Shares” and together with the Interest Shares, the “Repayment Shares”) at any time after the earlier of (i) the date a registration statement registering the Repayment Shares is declared effective by the SEC or (ii) six months after the date of the initial closing of the 2017 Unit Offering. If no conversion has taken place within twelve months after the Closing Date, the 2017 Notes, together with accrued and unpaid interest thereon, will automatically convert into Repayment Shares.

The conversion price per share of common stock in either event listed above is the lesser of (i) $0.10 per share (subject to adjustment in certain circumstances), or (ii) 75% of the volume weighted average price of our common stock during 10 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.03 per share (the floor is subject to “full ratchet” adjustment in certain circumstances if we issue common stock, or common stock equivalents, at a price below $0.03 per share of our common stock, and a proportionate adjustment in certain other circumstances).

The 2017 Notes provide that the outstanding principal amount of the 2017 Notes, together with accrued and unpaid interest due thereon, will convert automatically into shares of our common stock on the date on which we complete and close an offering involving the sale of at least $5,000,000 of equity securities or securities convertible into or exercisable for equity securities by us (a “Qualified Financing”). At the closing of a Qualified Financing, all outstanding principal and accrued interest then due on the 2017 Notes shall automatically be converted into a number of shares of our common stock based upon a 25% discount to the lesser of (i) the lowest price at which common stock is sold in the Qualified Financing, or (ii) the lowest price at which securities sold in the Qualified Financing can be exercised for or converted into our common stock.

Our obligations under the 2017 Notes are secured, pursuant to the terms of an intellectual property security agreement (the “Security Agreement”), dated as of the Closing Date, among the Grantors (as defined below), the Holders and the collateral agent for the Holders named therein, by a first priority security interest in all now owned or hereafter acquired intellectual property of both us and Enumeral Biomedical Corp., our wholly-owned subsidiary (the “Subsidiary” and together with Enumeral Biomedical Holdings, Inc., the “Grantors”), except to the extent such intellectual property cannot be assigned or the creation of a security interest would be prohibited by applicable law or contract.

Pursuant to the terms of a placement agency agreement (the “Placement Agency Agreement”), dated as of May 12, 2017, between us and the placement agents for the 2017 Unit Offering (the “Placement Agents”), the Placement Agents are paid a commission equal to ten percent (10%) of the gross proceeds at each closing of the 2017 Unit Offering (the “Placement Agent Cash Fee”). The Placement Agency Agreement also provides that the Placement Agents, or their designees, will receive five-year warrants (the “2017 Placement Agent Warrants”) to purchase a number of shares of our common stock at an exercise price of $0.05 per share equal to 10% of the number of Conversion Shares issuable upon conversion of the 2017 Notes issues at each closing of the 2017 Unit Offering, based on a conversion price of $0.10 per share. In accordance with the terms of the Placement Agency Agreement, on the Closing Date we issued 2017 Placement Agent Warrants to purchase an aggregate of 768,200 shares of our common stock on the terms set forth above to the Placement Agents.

The Placement Agency Agreement also provides that if, within 12 months of the Closing Date, we complete a financing or similar transaction (a “Subsequent Financing”) with a party introduced to us by the Placement Agents in connection with the 2017 Unit Offering, and a Placement Agent does not participate in such financing or similar transaction, the Placement Agent shall be entitled to receive a Placement Agent Cash Fee and 2017 Placement Agent Warrants for such Subsequent Financing in the same manner as calculated for the 2017 Unit Offering.

Results of Operations

Three months ended March 31, 2017 as compared to three months ended March 31, 2016

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue:
Collaboration and license revenue	$-	$316,018	$(316,018)
Grant revenue	14,505	118,439	(103,934)
Total revenue	14,505	434,457	(419,952)
Cost of revenue and expenses:
Research and development	1,146,115	1,470,043	(323,928)
General and administrative	869,798	1,194,334	(324,536)
Total cost of revenue and expenses	2,015,913	2,664,377	(648,464)
Loss from operations	(2,001,408)	(2,229,920)	228,512
Other income (expense):
Interest expense, net	(1,894)	(3,567)	1,673
Warrant expense	(8,276)	-	(8,276)
Change in fair value of derivative liabilities	-	678,435	(678,435)
Total other income (expense), net	(10,170)	674,868	(685,038)
Net loss	$(2,011,578)	$(1,555,052)	$(456,526)

Collaboration and license revenue. Collaboration and license revenue decreased by $316,018, or 100%, as we did not recognize any collaboration and license revenue for the three months ended March 31, 2017. We recognized collaboration and license revenue of $316,018 for the three months ended March 31, 2016. This decrease in collaboration and license revenue is attributable to our collaboration agreement with Merck which expired per the terms of the agreement in December 2016.

Grant revenue. Grant revenue decreased by $103,934, or 88%, to $14,505 for the three months ended March 31, 2017, as compared to $118,439 for the three months ended March 31, 2016. This decrease is attributable to our Phase II Small Business Innovation Research agreement with the NCI which expired per the terms of the agreement in March 2017.

Research and development expenses. Research and development expenses decreased by $323,928, or 22%, to $1,146,115 for the three months ended March 31, 2017, as compared to $1,470,043 for the three months ended March 31, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $268,363, as a result of lower headcount, and a decrease in stock-based compensation expense of $94,567 resulting from options granted to purchase our common stock during the three months ended March 31, 2016, offset by an increase in consulting costs of $38,535. All stock-based compensation expense for the options granted during the three months ended March 31, 2016 was recognized during the year ended December 31, 2016.

General and administrative expenses. General and administrative expenses decreased by $324,536, or 27%, to $869,798 for the three months ended March 31, 2017, as compared to $1,194,334 for the three months ended March 31, 2016. This decrease is primarily attributable to a decrease in stock-based compensation expense of $179,815 resulting from options granted to purchase our common stock during the three months ended March 31, 2016, and a decrease in payroll and personnel expenses of $147,689, as a result of lower headcount. All stock-based compensation expense for the options granted during the three months ended March 31, 2016 was recognized during the year ended December 31, 2016.

Interest expense, net. Interest expense, net decreased by $1,673, or 47%, to $1,894 for the three months ended March 31, 2016, as compared to $3,567 for the three months ended March 31, 2016. This change is largely attributable to a reduction in interest expense associated with the Company’s equipment lease financing.

Warrant expense. Warrant expense was $8,276 for the three months ended March 31, 2017. There was no warrant expense recorded during the three months ended March 31, 2016. Warrant expense for the three months ended March 31, 2017 is the result of a modification of the exercise price of the 2016 Placement Agent Warrants from $0.125 to $0.0625 which occurred in March 2017.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $678,435, or 100%, as we did not recognize a change in fair value of derivative liabilities for the three months ended March 31, 2017. We recognized a change in fair value of derivative liabilities of $678,435 for the three months ended March 31, 2016. Our derivative liabilities were extinguished in December 2016 as part of the Warrant Tender Offer.

Net loss. Net loss increased $456,526, or 29%, to $2,011,578 for the three months ended March 31, 2017, as compared to $1,555,052 for the three months ended March 31, 2016. This decrease was primarily due to a decrease of $678,435 in the change in the fair value of derivative liabilities and a decrease of $419,952 in revenue; offset by a decrease of $648,464 in operating expenses.

As of March 31, 2017, we had accumulated losses of $28,276,785 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financings of both preferred and common stock, venture debt, and revenues from corporate collaborations and our contracts with NCI. We have raised gross proceeds of approximately $40 million, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; (v) a $750,000 bridge note financing in the first half of 2014; (vi) $21.5 million in the PPO in July 2014; (vii) a $3.0 million 12% Senior Note financing in July 2016; (viii) the $3.4 million Warrant Tender Offer in December 2016; and (ix) a $668,000 2017 Unit Offering in May 2017. The securities issued in the above financing rounds prior to the PPO were converted into Enumeral Biomedical common stock in the Merger.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate our continuation as a going concern. As of March 31, 2017, we had an accumulated deficit of $28,276,785 and have experienced negative cash flows from operations since inception. As of the date of this filing, and after giving effect to the net proceeds from the May 19, 2017 closing of the 2017 Unit Offering, we believe we have sufficient liquidity to fund operations only into June 2017. If we are unable to raise additional capital on terms acceptable to us and on a timely basis, we will be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our uses of cash for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended, March 31,
	2017	2016

Net cash used in operating activities	$(1,670,061)	$(1,699,858)
Net cash used in investing activities	(29,491)	-
Net cash used in financing activities	(61,842)	(59,100)
Net decrease in cash and cash equivalents	$(1,761,394)	$(1,758,958)

The change in net decrease in cash and cash equivalents for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was $2,436, representing the aggregate of (i) a decrease in net cash used in operating activities of $29,797, (ii) an increase in net cash used in investing activities of $29,491 and (iii) an increase in net cash used in financing activities of $2,742.

Operating Activities

Net cash used in operating activities was $1,670,061 for the three months ended March 31, 2017, which consisted primarily of a net loss of $2,011,578, adjusted for non-cash items including depreciation and amortization of $115,019 and stock-based compensation of $59,430, and a change in operating assets and liabilities of $158,792.

Net cash used in operating activities was $1,699,858 for the three months ended March 31, 2016, which consisted primarily of a net loss of $1,555,052, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $678,435, stock-based compensation of $333,811, and depreciation and amortization of $185,855.

Investing Activities

Net cash used in investing activities was $29,491 for the three months ended March 31, 2017. Net cash used investing activities for the three months ended March 31, 2017 consisted of purchases of equipment of $29,491.

There was no net cash used in investing activities for the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities was $61,842 for the three months ended March 31, 2017. Net cash used in financing activities for the three months ended March 31, 2017 consisted of payments on equipment lease financing of $61,842.

Net cash used in financing activities was $59,100 for the three months ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2016 consisted of payments on equipment lease financing of $59,100.

Our business does not generate (nor do we anticipate that in the foreseeable future it will generate) the cash necessary to finance our operations. We expect to continue to incur losses and negative cash flows from operations for the foreseeable future, and we will require additional capital to continue our operations beyond June 2017. As of March 31, 2017, we had cash and cash equivalents totaling $1,401,006, excluding restricted cash.

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

If we are unable to raise additional capital through one or more of the means listed above prior to the end of June 2017, we will face substantial liquidity problems and will be required to downsize or wind down our operations through liquidation, bankruptcy, or a sale of our assets. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing could be obtained on terms favorable to us or our stockholders.

Critical Accounting Policies, Estimates, and Judgments

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codifications and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 28, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires entities to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. We are currently evaluating the impact the adoption of the ASU will have on our unaudited condensed consolidated financial statements.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $1,401,006 and $3,162,400, respectively, consisting primarily of money market funds. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

(a) Disclosure Controls and Procedures

Our Chairman, Chief Executive Officer and President, Wael Fayad, and our Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President and our Vice President of Finance, Chief Accounting Officer and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

May 22, 2017	By:	/s/ Wael Fayad
Wael Fayad
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 22, 2017	By:	/s/ Kevin G. Sarney
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

