Form 10-Q
period 2017-06-30
Enumeral Biomedical Holdings, Inc.
filed 2017-08-14
CIK 1561551

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

There were 128,409,788 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of August 11, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$576,307	$3,162,400
Accounts receivable	89,741	189,068
Prepaid expenses and other current assets	316,415	47,317
Total current assets	982,463	3,398,785
Property and equipment, net	—	902,097
Other assets:
Restricted cash	5,000	534,780
Other assets	—	111,556
Total assets	$987,463	$4,947,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$690,308	$308,857
Accrued expenses	139,428	386,355
Deferred revenue	—	14,505
Equipment lease financing	—	251,631
Promissory notes	778,856	—
Total current liabilities	1,608,592	961,348
Deferred rent, net of current portion	—	63,116
Long-term equipment lease financing	—	14,840
Total liabilities	1,608,592	1,039,304

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized: 128,409,788 and 128,343,122 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	128,410	128,343
Additional paid-in-capital	30,665,840	30,044,778
Accumulated deficit	(31,415,379)	(26,265,207)
Total stockholders’ equity (deficiency)	(621,129)	3,907,914
Total liabilities and stockholders’ equity (deficiency)	$987,463	$4,947,218

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Collaboration and license revenue	$100,000	$1,336,466	$100,000	$1,652,484
Grant revenue	89,741	162,506	104,246	280,945
Total revenue	189,741	1,498,972	204,246	1,933,429
Cost of revenue and expenses:
Research and development	883,338	1,240,801	2,029,453	2,710,844
General and administrative	609,378	1,745,204	1,479,176	2,939,538
Wind down expenses	1,055,246	—	1,055,246	—
Total cost of revenue and expenses	2,547,962	2,986,005	4,563,875	5,650,382
Loss from operations	(2,358,221)	(1,487,033)	(4,359,629)	(3,716,953)
Other income (expense):
Interest expense, net	(780,373)	(4,623)	(782,267)	(8,190)
Warrant expense	—	—	(8,276)	—
Change in fair value of derivative liabilities	—	144,099	—	822,534
Total other income (expense), net	(780,373)	139,476	(790,543)	814,344
Net loss before income taxes	(3,138,594)	(1,347,557)	(5,150,172)	(2,902,609)
Provision for income taxes	—	—	—	—
Net loss	$(3,138,594)	$(1,347,557)	$(5,150,172)	$(2,902,609)
Basic net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Weighted-average number of common shares outstanding - basic	128,376,455	52,073,481	128,367,984	52,071,146
Weighted-average number of common shares outstanding - diluted	128,376,455	52,073,481	128,367,984	52,071,146

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,150,172)	$(2,902,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,389	354,000
Stock-based compensation	151,486	602,322
Warrant expense	8,276	—
Loss on disposal of fixed assets	493,541	—
Non-cash interest expense	10,656	—
Accretion of debt discount and issuance costs	768,200	—
Change in fair value of derivative liabilities	—	(822,534)
Changes in operating assets and liabilities:
Accounts receivable	99,327	(116,390)
Prepaid expenses and other assets	11,771	151,546
Restricted cash	529,699	—
Accounts payable	381,451	2,445
Accrued expenses	(246,927)	459,747
Deferred rent	(63,116)	14,929
Deferred revenue	(14,505)	(87,026)
Net cash used in operating activities	(2,800,924)	(2,343,570)
Cash flows from investing activities:
Purchases of property and equipment	(29,491)	—
Net cash used in investing activities	(29,491)	—
Cash flows from financing activities:
Issuance of promissory notes	461,367	—
Payments on equipment lease financing	(217,045)	(118,873)
Net cash provided by (used in) financing activities	244,322	(118,873)
Net decrease in cash and cash equivalents	(2,586,093)	(2,462,443)
Cash and cash equivalents, beginning of period	3,162,400	3,596,262
Cash and cash equivalents, end of period	$576,307	$1,133,819

Supplemental cash flow disclosure of investing and financing activities:
Cash paid for interest	$2,088	$10,397
Receivable from the sale of fixed assets included in other assets	$277,188	$—
Use of security deposit for lease buyout	$111,556	$—
Debt discount associated with the 2017 Unit Offering	$461,367	$—

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

On July 31, 2014, Enumeral entered into an Agreement and Plan of Merger and Reorganization with Enumeral Biomedical Holdings, Inc., which was formerly known as Cerulean Group, Inc. (“Enumeral Biomedical” or the “Company”), and Enumeral Acquisition Corp., a wholly owned subsidiary of Enumeral Biomedical (“Acquisition Sub”), pursuant to which the Acquisition Sub merged with and into Enumeral (the “Merger”). Enumeral was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company. As a result of the Merger, all issued and outstanding common and preferred shares of Enumeral were exchanged for common shares of Enumeral Biomedical Holdings, Inc.

On June 29, 2017, the Company’s board of directors, having evaluated and pursued a range of potential strategic transactions, and other alternatives for the sale or disposition of its assets on a going concern basis, determined that it is in the best interests of the Company’s stockholders and creditors to wind down its remaining operations and effect an orderly disposition of its remaining assets. In connection with that determination, Wael Fayad resigned as the Company’s President and Chief Executive Officer, although he remains Chairman of the Board. The Company’s board appointed Kevin G. Sarney, its Vice President of Finance, Chief Accounting Officer and Treasurer, as Interim President and Chief Executive Officer.

The Company is currently in the process of winding down its operations, disposing of its remaining assets, and resolving its outstanding debts. The Company’s liquidity is dependent on its ability to manage all elements in this process in a manner favorable to the Company. As the Company winds down its operations, the Company continues to consider possible transactions pursuant to which it may sell its remaining assets and/or effect a strategic transaction, such as a merger. If the Company is unable to effect one or more such transactions, it may be compelled to commence liquidation or bankruptcy proceedings.

As of the date of this filing, the Company does not have sufficient cash resources to continue to fund its operations and pay all of its outstanding creditors.

Previously, the Company’s business had been focused on the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. The Company utilized a proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT, that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples.

In the Company’s lead antibody program, it characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. The Company identified two antagonist PD-1 antibodies that inhibit PD-1 activity in different ways. The distinction is that one of the antibodies (ENUM 388D4) blocks binding of the ligand PD-L1 to PD-1, while the other antibody (ENUM 244C8) does not inhibit PD-L1 binding. However, both display activity in various biological assays. In addition to the Company’s PD-1 antibody program, it also conducted development activities related to antibody drug candidates for a number of other immunomodulatory protein targets, including TIM-3 and CD39.

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

2 - GOING CONCERN AND LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, which contemplate the Company’s continuation as a going concern. As of June 30, 2017, the Company had cash and cash equivalents of $576,307.

Since the Company’s inception in 2009, it has incurred significant net losses and negative cash flows from operations. As of June 30, 2017, the Company had an accumulated deficit of $31,415,379.

The Company is currently in the process of winding down its operations, disposing of its remaining assets, and resolving its outstanding debts. The Company’s liquidity is dependent on its ability to manage all elements in this process in a manner favorable to the Company. As the Company winds down its operations, the Company continues to consider possible transactions pursuant to which it may sell its remaining assets and/or effect a strategic transaction, such as a merger. If the Company is unable to effect one or more such transactions, it may be compelled to commence liquidation or bankruptcy proceedings.

As of the date of this filing, the Company does not have sufficient cash resources to continue to fund its operations and pay all of its outstanding creditors. Consequently, the Company may not be able to continue as a going concern.

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

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the 2016 Financial Statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2017 and the results of its operations and cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 may not be indicative of results for the full year.

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

The three levels are defined as follows:

●	Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets in active markets.

●	Level 2: Inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s cash equivalents, carried at fair value, are comprised of investments in federal agency backed money market funds. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$537,405	$537,405	$—	$—
Money market funds, included in cash equivalents	$38,902	$38,902	$—	$—

	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$1,137,633	$1,137,633	$—	$—
Money market funds, included in cash equivalents	$2,024,767	$2,024,767	$—	$—

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. The Company has recorded an impairment of $493,541 on the disposal of fixed assets during the three months ended June 30, 2017 as a result of the Company’s decision to wind down operations. The Company recorded no impairment during the three months ended June 30, 2016.

Collaboration and license revenue

Merck

In December 2014, the Company entered into a study agreement with Merck Sharp & Dohme Corp., or Merck (the “Merck Agreement”). In February 2016, the Company and Merck subsequently amended the work plan under the Merck Agreement to also include non-small cell lung cancer tissues. Pursuant to the Merck Agreement, the Company conducted a specified research program using its platform technology to identify functional response of single cell types in colorectal cancer and non-small cell lung cancer in the presence or absence of immunomodulatory receptor modulators identified by Merck. Merck reimbursed the Company for the cost of performing the work plan set forth in the Merck Agreement, for up to a specified number of full-time employees at a pre-determined annual rate. In addition, Merck agreed to make certain milestone payments to the Company upon the completion of specified objectives set forth in the Merck Agreement and related work plan.

On May 31, 2017, the Company and Merck further amended the Merck Agreement to extend the term until the earlier of (i) delivery to Merck of the final report of the study conducted pursuant to the terms of the Merck Agreement, or (ii) December 17, 2017. The May 2017 amendment also provides for a revised work plan to be included in the Merck Agreement. During the three months ended June 30, 2017, the Company achieved the second milestone under the Merck Agreement.

In June 2017, the Company reduced headcount and eliminated its research and development function. In addition, the Company sold all of the equipment related to its research and development activities. The Company is currently in the process of winding down its operations, disposing of its remaining assets, and resolving its outstanding debts. Consequently, the Company does not expect to conduct any further activities pursuant to its study agreement with Merck.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe that the adoption of ASU 2017-11 will have a material impact on its unaudited condensed consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2017	2016
Laboratory equipment	$—	$2,398,685
Computer equipment and software	—	115,885
Furniture, fixtures and office equipment	—	73,734
Leasehold improvements	—	75,262
Property and equipment, gross	—	2,663,566
Less - Accumulated depreciation	—	(1,761,469)
Property and equipment, net	$—	$902,097

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $104,370 and $168,145, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $219,389 and $354,000, respectively.

On June 21, 2017, the Company completed an auction pursuant to which it sold all of the equipment related to its research and development activities. The Company received $277,188 in net proceeds from the sale of this equipment which was included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2017, as proceeds were not collected until July 12, 2017. As a result of the equipment sale and the impairment of the Company’s remaining fixed assets, the Company incurred a loss on disposal of fixed assets of $435,011 during the three months ended June 30, 2017. Loss on disposal of fixed assets is included in wind down expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2017.

5 - RESTRICTED CASH

The Company held $5,000 and $534,780 in restricted cash as of June 30, 2017 and December 31, 2016, respectively. The balance as of December 31, 2016 was primarily held on deposit with a bank to collateralize a standby letter of credit in the name of the Company’s facility lessor in accordance with the Company’s facility lease agreement. The Company is currently engaged in negotiations with the lessor regarding the disposition of the facility lease. The Company believes that, given the current circumstances, the letter of credit will only be used to offset future monthly rent payments. As a result, the Company extinguished the letter of credit and recorded wind down expenses of $529,699 during the three months ended June 30, 2017.

6 - ACCRUED EXPENSES

The Company’s accrued expenses consist of the following as of:

	June 30,	December 31,
	2017	2016
Accrued wages and benefits	$44,708	$222,141
Accrued professional fees	56,975	130,350
Accrued other	37,745	33,864
Total accrued expenses	$139,428	$386,355

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

The Company recorded current equipment lease financing of $251,631 and long-term equipment lease financing of $14,840 as of December 31, 2016. The equipment is included in property and equipment on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2016.

On June 13, 2017, the Company entered into an agreement with Fountain to buy out the remaining equipment lease. The Company agreed to pay Fountain $204,045 (the “Buyout Price”) to terminate the Fountain Lease. Fountain applied security deposits and prepayments in the aggregate amount of $111,389 to offset the Buyout Price, and the Company paid Fountain the remaining amount of $92,656. As a result, the Company recorded a loss on disposal of fixed assets of $58,530 during the three months ended June 30, 2017. The Company subsequently sold this and other laboratory equipment in an auction that ended on June 21, 2017.

2017 Unit Offering

On May 19, 2017 (the “Closing Date”), the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors (the “Holders”) purchased 668 Units (the “2017 Units”) of the Company’s securities, at a purchase price of $1,000 per Unit (the “2017 Unit Offering”). Each of the 2017 Units consists of (i) a 12% Senior Secured Promissory Note (the “2017 Notes”), with a face value of $1,150, and (ii) a warrant (the “Investor Warrant”) to purchase 11,500 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), exercisable until five years after the date of the closing, at an exercise price of $0.10 per share (subject to adjustment in certain circumstances). The Company recorded $461,367 in net proceeds, after deducting placement agent expenses and fees, as well as other transaction expenses, in connection with the sale of the 2017 Units.

Interest on the 2017 Notes is payable on the face value of the 2017 Notes at the rate of 12% per annum, which is cumulative and due and payable in shares of the Company’s common stock (the “Interest Shares”). The 2017 Notes have a stated maturity date of 12 months from the Closing Date. The 2017 Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the 2017 Notes.

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

The conversion price per share of Common Stock in either event listed above is the lesser of (i) $0.10 per share (subject to adjustment in certain circumstances), or (ii) 75% of the volume weighted average price of the Common Stock during 10 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.03 per share (which floor is subject to adjustment in certain circumstances if the Company issues Common Stock, or Common Stock equivalents, at a price below $0.03 per share of Common Stock, and to proportionate adjustment in certain other circumstances).

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

The 2017 Notes were recorded at their face value of $768,200 and then subsequently reduced by the discount on the 2017 Notes of $100,200, placement agent commissions, legal fees and related transaction expenses of $206,633, and a beneficial conversion feature and debt discounts totaling $461,367. Some of these amounts were capped as they exceeded the face value of the 2017 Notes. The Company subsequently accreted $768,200, the sum of the amounts above, to interest expense during the three months ended June 30, 2017 as a result of its decision to wind down the business.

8 - COMMITMENTS

Operating Leases

In March 2015, the Company relocated its offices and research laboratories to 200 CambridgePark Drive in Cambridge, Massachusetts. The Company is leasing 16,825 square feet at this facility (the “Premises”) pursuant to Indenture of Lease (the “Lease”) that the Company entered into in November 2014. The term of the Lease is for five years, and the initial base rent is $42.50 per square foot, or approximately $715,062 on an annual basis. The base rent will increase incrementally over the term of the Lease, reaching approximately $804,739 on an annual basis in the fifth year of the term. In addition, the Company is obligated to pay a proportionate share of the operating expenses and applicable taxes associated with the premises, as calculated pursuant to the terms of the Lease. The Company is also obligated to deliver a security deposit to the landlord in the amount of $529,699, either in the form of cash or an irrevocable letter of credit. The Company has recorded deferred rent in connection with the Lease as of December 31, 2016 in the amount of $63,116.

In connection with the Company’s decision to wind down its remaining operations, the Company recorded wind down expenses of $561,705 during the three months ended June 30, 2017. This is the result of the extinguishment of prepaid rent of $99,115 and restricted cash of $529,699, offset by the extinguishment of deferred rent of $67,109, all of which were associated with the Lease. The Company expects to offset future rent obligations against its security deposit under the Lease.

In addition, the Company maintained a small corporate office at 1370 Broadway in New York, New York, at an annual rent of $23,100. The lease for the Company’s New York office expired on December 31, 2016.

Rent expense was $322,014 and $314,481 for the three months ended June 30, 2017 and 2016, respectively. Rent expense was $619,519 and $646,820 for the six months ended June 30, 2017 and 2016, respectively.

Future operating lease commitments are as follows:

For the twelve months ended June 30,	Amount
2018	$766,210
2019	789,149
2020	536,493
Total	$2,091,852

Employment Agreements

The Company has letter agreements with its three remaining employees that contain provisions for continued payments of minimum annual salaries and severance benefits in the event of certain terminations of employment.

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

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral paid an annual fee of $50,000 in 2017, and is obligated to pay $50,000 every year hereafter unless the License Agreement is terminated. During the three months ended June 30, 2017, the Company recorded an accrual of $10,000 for the required percentage of the Merck milestone payment owed to MIT pursuant to the terms of the License Agreement. During the three months ended June 30, 2016, the Company recorded an accrual of $100,000 for the required percentage of the Pieris license payments owed to MIT pursuant to the terms of the License Agreement. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement.

As part of the Company’s ongoing wind down efforts that began in June 2017, the Company does not expect that the License Agreement with MIT will continue.

All amounts incurred related to the license fees have been expensed as research and development expenses by Enumeral as incurred. The Company incurred $12,500 and $10,000 in the three months ended June 30, 2017 and 2016, respectively. The Company incurred $25,000 and $20,000 in the six months ended June 30, 2017 and 2016, respectively.

The Company reimburses the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended June 30, 2017 and 2016, the Company paid $16,987 and $44,995 for MIT and $1,490 and $10,063 for Harvard, respectively. For the six months ended June 30, 2017 and 2016, the Company paid $29,493 and $139,640 for MIT and $20,863 and $15,341 for Harvard, respectively. The Company had accounts payable and accrued expenses of $15,460 and $43,053 associated with the reimbursement of costs to MIT and Harvard as of June 30, 2017 and December 31, 2016, respectively.

Consulting Agreements

In September 2014, the Company and Dr. Buckland entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which replaced Dr. Buckland’s previous consulting agreement and pursuant to which Dr. Buckland serves as chairman of the Company’s Scientific Advisory Board. In September 2016, the Company and Dr. Buckland entered into an amendment to the SAB Agreement to extend the term of the agreement to September 2017. Pursuant to the terms of the SAB Agreement, Dr. Buckland will receive compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended June 30, 2017, the Company recorded no expense related to the SAB agreement. During the three months ended June 30, 2016, the Company recorded $4,000 of expense related to the SAB agreement. During the six months ended June 30, 2017 and 2016, the Company recorded $3,000 and $4,000 of expense related to the SAB agreement, respectively.

On July 31, 2017, Dr. Buckland resigned as a member of the Company’s Board of Directors and as Chairman of the SAB.

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

As of June 30, 2017, there were 1,216,297 shares available for issuance under the 2014 Plan to eligible employees, non-employee directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other change in the Company’s capitalization.

During the six months ended June 30, 2017 and 2016, there were 308,333 and 1,468,182 stock options granted to employees, directors or consultants with weighted-average grant date fair values, using the Black-Scholes pricing model, of $0.12 and $0.16, respectively.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date:

For the six months ended June 30, 2017
Expected Volatility	115% - 116%
Risk-free interest rate	1.93% - 2.09%
Expected term (in years)	5.0 - 6.0
Expected dividend yield	0%

Stock-based compensation expense for stock options was $89,561 and $249,959 for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense for stock options was $144,001 and $543,404 for the six months ended June 30, 2017 and 2016, respectively. The Company has an aggregate of $152,524 of unrecognized stock-based compensation expense for stock options as of June 30, 2017 to be amortized over a weighted average period of 1.2 years.

In connection with Wael Fayad’s appointment as the Company’s Chairman, Chief Executive Officer and President in September 2016, the Company granted Mr. Fayad 1,750,000 options to purchase the Company’s common stock outside of the 2014 Plan, and 850,000 options to purchase the Company’s common stock under the 2014 Plan.

On June 29, 2017, Mr. Fayad resigned as the Company’s President and Chief Executive Officer. Mr. Fayad remains on the Company’s Board of Directors and continues to serve as Chairman of the Board. Mr. Fayad’s options to purchase shares of the Company’s common stock remain outstanding while he continues to serve on the Company’s Board of Directors.

On June 9, 2017, the Company entered into an amendment (the “Tinkelenberg Amendment”) to that certain separation letter agreement (the “Separation Agreement”), dated as of August 4, 2016, by and between the Company and Arthur H. Tinkelenberg, Ph.D., the Company’s former President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, the Company had agreed, among other things, to make certain payments to Dr. Tinkelenberg in connection with his separation of employment from the Company.

Pursuant to the terms of the Tinkelenberg Amendment, Dr. Tinkelenberg agreed to forego the remaining amounts of the severance payments due to him under the Separation Agreement, effective as of June 1, 2017. In addition, the Company agreed that all remaining unvested options to purchase shares of the Company’s common stock held by Dr. Tinkelenberg fully vest and become exercisable as of June 1, 2017. The Company recorded stock-based compensation expense of $55,929 during the three months ended June 30, 2017 as a result of the accelerated vesting of Dr. Tinkelenberg’s common stock options.

A summary of aggregate stock option activity both under the 2014 Plan and outside of the 2014 Plan for the six months ended June 30, 2017 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding as of December 31, 2016	7,670,823	$0.41	8.8
Granted	308,333	$0.15
Canceled	(327,278)	$0.20
Outstanding as of June 30, 2017	7,651,878	$0.41	8.1
Exercisable as of June 30, 2017	4,844,303	$0.49	7.9

The aggregate intrinsic value of stock options exercisable as of June 30, 2017 was $606. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the unaudited condensed consolidated balance sheet date.

Restricted Stock

Stock-based compensation expense for restricted stock awards was $2,495 and $18,552 for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense for restricted stock awards was $7,485 and $58,918 for the six months ended June 30, 2017 and 2016, respectively.

A summary of restricted stock activity for the six months ended June 30, 2017 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock as of December 31, 2016	—
Issuance of restricted stock	66,666	$0.15
Vested	(33,333)	$0.15
Balance of unvested restricted stock as of June 30, 2017	33,333	$0.15

The Company has an aggregate of $2,495 of unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2017 to be amortized over a weighted average period of 0.25 years.

Warrants

A summary of the warrants outstanding as of June 30, 2017 is as follows:

Warrant Type	Warrants	Exercise Price
PPO	14,686,510	$2.00
PPO Agent	2,000,000	$0.125
Enumeral Series B Financing	421,968	$0.726
Enumeral 2014 Convertible Promissory Note Financing	765,357	$0.245
2016 Placement Agent	4,880,655	$0.0625
2017 Unit Offering	7,682,000	$0.10
2017 Unit Offering Agent	768,200	$0.05
Total	31,204,690

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

In connection with the 2017 Unit Offering, the Company issued warrants to purchase 7,682,000 shares of the Company’s common stock to the Buyers (the “Investor Warrants”). The estimated fair value of these warrants at the time of issuance was determined to be $773,252 using the Black-Sholes pricing model and the following assumptions: expected term of 5.0 years, exercise price of $0.10 per share, 118.5% volatility, a risk-free rate of 1.79%, and no expected dividends. The value of the Investor Warrants exceeded the net proceeds from the 2017 Unit Offering and were recorded at the maximum value available after allocation of the beneficial conversion feature. See Note 7, 2017 Unit Offering.

Pursuant to the terms of a Placement Agency Agreement (the “Placement Agency Agreement”), dated as of May 12, 2017, between the Company and the placement agents for the Offering (the “Placement Agents”), the Placement Agents are paid a commission equal to ten percent (10%) of the gross proceeds at each closing of the Offering (the “Placement Agent Cash Fee”). The Placement Agency Agreement also provides that the Placement Agents, or their designees, will receive five-year warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock at an exercise price of $0.05 per share equal to 10% of the number of Conversion Shares issuable upon conversion of the 2017 Notes issues at each closing of the Offering, based on a conversion price of $0.10 per share. In accordance with the terms of the Placement Agency Agreement, on the Closing Date the Company issued Placement Agent Warrants to purchase an aggregate of 768,200 shares of Common Stock on the terms set forth above to the Placement Agents. The estimated fair value of these warrants at the time of issuance was determined to be $82,065 using the Black-Sholes pricing model and the following assumptions: expected term of 5.0 years, exercise price of $0.05 per share, 118.5% volatility, a risk-free rate of 1.79%, and no expected dividends.

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

Derivative Liability Re-Measurement

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants during the six months ended June 30, 2016. The Company recorded income of $144,099 and $822,534 for the three and six months ended June 30, 2016 due to the change in the fair value of the warrants for those periods. Outstanding warrants were revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations. Due to the removal of the anti-dilution provisions in connection with the Warrant Tender Offer, the derivative liabilities were re-valued on December 12, 2016 and any remaining value was reclassified to equity upon extinguishment of the derivative liabilities.

11 - CONCENTRATIONS

During the three months ended June 30, 2017, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $100,000 and $89,741, which represents 53% and 47% of the Company’s total revenue for that period. During the three months ended June 30, 2016, the Company recorded revenue from three entities in excess of 10% of the Company’s total revenue in the amounts of $1,000,000, $336,466 and $162,506, which represents 67%, 22% and 11% of the Company’s total revenue for that period.

During the six months ended June 30, 2017, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amount of $104,246 and $100,000, which represents 51% and 49% of the Company’s total revenue for that period. During the six months ended June 30, 2016, the Company recorded revenue from three entities in excess of 10% of the Company’s total revenue in the amounts of $1,000,000, $652,484 and $280,945, which represents 52%, 34% and 14% of the Company’s total revenue for that period.

As of June 30, 2017, accounts receivable consisted of amounts due from one entity. As of December 31, 2016, accounts receivable consisted of amounts due from two entities which represented 64% and 36% of the Company’s total outstanding accounts receivable balance, respectively.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of June 30, 2017 and for the three months ended June 30, 2017 and 2016 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 28, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Unless the context indicates otherwise, all references in this report to “Enumeral Biomedical,” the “Company,” “we,” “us” and “our” refer to Enumeral Biomedical Holdings, Inc., and its wholly-owned subsidiaries, Enumeral Biomedical Corp. and Enumeral Securities Corporation; and references to “Enumeral” refer to Enumeral Biomedical Corp.

On June 9, 2017, we implemented a plan that eliminated a significant portion of our existing headcount, including our research and development function. On June 21, 2017, we completed an auction process pursuant to which we sold all of the equipment related to our research and development activities. We received $277,188 in net proceeds from the sale of this equipment.

On June 29, 2017, our board of directors, having evaluated and pursued a range of potential strategic transactions, and other alternatives for the sale or disposition of its assets on a going concern basis, determined that it is in the best interests of our stockholders and creditors to wind down our remaining operations and effect an orderly disposition of our remaining assets. In connection with that determination, Wael Fayad resigned as our President and Chief Executive Officer. Our board appointed Kevin G. Sarney, our Vice President of Finance, Chief Accounting Officer and Treasurer, as Interim President and Chief Executive Officer.

Previously, on May 19, 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors (the “Holders”) purchased 668 Units (the “2017 Units”) of our securities, at a purchase price of $1,000 per Unit (the “2017 Unit Offering”). We recorded $461,367 in net proceeds, after deducting placement agent expenses and fees, as well as other transaction expenses, in connection with the sale of the 2017 Units.

We are currently in the process of winding down our operations, disposing of our remaining assets, and resolving our outstanding debts. Our liquidity is dependent on our ability to manage all elements in this process in a manner favorable to us. As we wind down our operations, we continue to consider possible transactions pursuant to which we may sell our remaining assets, and/or effect a strategic transaction, such as a merger. If we are unable to effect one or more such transactions, we may be compelled to commence liquidation or bankruptcy proceedings.

As of the date of this filing, we do not have sufficient cash resources to continue to fund our operations and pay all of our outstanding creditors.

Previously, our business had been focused on the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. We utilized a proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT, that facilitates the rapid high resolution measurement of immune cell function within small tissue biopsy samples. As part of our ongoing wind down efforts that began in June 2017, we do not expect that our license agreement with MIT will continue.

In our lead antibody program, we characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. We identified two antagonist PD-1 antibodies that inhibit PD-1 activity in different ways. The distinction is that one of the antibodies (ENUM 388D4) blocks binding of the ligand PD-L1 to PD-1, while the other antibody (ENUM 244C8) does not inhibit PD-L1 binding. However, both display activity in various biological assays. In addition to our PD-1 antibody program, we also conducted development activities related to antibody drug candidates for a number of other immunomodulatory protein targets, including TIM-3 and CD39.

To date, all of our revenue has resulted from payments from strategic partners and the National Cancer Institute, or NCI, and we have not received any revenue from the sale of products or services. As of June 30, 2017, we had total stockholders’ deficiency of $621,129, including an accumulated deficit of $31,415,379. As of June 30, 2017, we had cash and cash equivalents totaling $576,307, excluding restricted cash.

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

Results of Operations

Three months ended June 30, 2017 as compared to three months ended June 30, 2016

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue:
Collaboration and license revenue	$100,000	$1,336,466	$(1,236,466)
Grant revenue	89,741	162,506	(72,765)
Total revenue	189,741	1,498,972	(1,309,231)
Cost of revenue and expenses:
Research and development	883,338	1,240,801	(357,463)
General and administrative	609,378	1,745,204	(1,135,826)
Wind down expenses	1,055,246	—	1,055,246
Total cost of revenue and expenses	2,547,962	2,986,005	(438,043)
Loss from operations	(2,358,221)	(1,487,033)	(871,188)
Other income (expense):
Interest expense, net	(780,373)	(4,623)	(775,750)
Change in fair value of derivative liabilities	—	144,099	(144,099)
Total other income (expense), net	(780,373)	139,476	(919,849)
Net loss	$(3,138,594)	$(1,347,557)	$(1,791,037)

Collaboration and license revenue. Collaboration and license revenue decreased by $1,236,466, or 93%, to $100,000 for the three months ended June 30, 2017, as compared to $1,336,466 for the three months ended June 30, 2016. This decrease in collaboration and license revenue is attributable to our license agreement with Pieris Pharmaceuticals and our collaboration agreement with Merck. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations, we do not expect to conduct any further activities pursuant to our study agreement with Merck. Consequently, we do not expect to recognize any additional revenue with respect to the Merck agreement.

Grant revenue. Grant revenue decreased by $72,765, or 45%, to $89,741 for the three months ended June 30, 2017, as compared to $162,506 for the three months ended June 30, 2016. This decrease is attributable to our Phase II Small Business Innovation Research agreement with the NCI which expired per the terms of the agreement in March 2017.

Research and development expenses. Research and development expenses decreased by $357,463, or 29%, to $883,338 for the three months ended June 30, 2017, as compared to $1,240,801 for the three months ended June 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $163,553 as a result of lower headcount, a decrease in royalties owed to MIT of $90,000, a decrease in stock-based compensation expense of $65,121 resulting from options granted to purchase our common stock during the three months ended March 31, 2016, and a decrease in depreciation expense of $63,775. All stock-based compensation expense for the options granted during the three months ended March 31, 2016 was recognized during the six months ended June 30, 2016. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations and dispose of our remaining assets, we do not expect to incur significant research and development expenses in the future.

General and administrative expenses. General and administrative expenses decreased by $1,135,826, or 65%, to $609,378 for the three months ended June 30, 2017, as compared to $1,745,204 for the three months ended June 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $633,860 as a result of lower headcount, a decrease in professional fees of $292,613, and a decrease in stock-based compensation expense of $111,333 resulting from options granted to purchase our common stock during the three months ended March 31, 2016. All stock-based compensation expense for the options granted during the three months ended March 31, 2016 was recognized during the six months ended June 30, 2016. As a result of our determination in June 2017 to wind down our remaining operations, we expect that our general and administrative expenses will continue to decrease in the future.

Interest expense, net. Interest expense, net increased by $775,750, to $780,373 for the three months ended June 30, 2017, as compared to $4,623 for the three months ended June 30, 2016. This increase is largely attributable to non-cash interest expense of $768,200 resulting from the accretion of the discount and other expenses associated with our 2017 Notes during the three months ended June 30, 2017.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $144,099, or 100%, as no derivative liabilities were outstanding during the three months ended June 30, 2017. We recognized a change in fair value of derivative liabilities of $144,099 for the three months ended June 30, 2016. Our derivative liabilities were extinguished in conjunction with our offer to amend and exercise certain outstanding warrants, which we consummated in December 2016 (the “Warrant Tender Offer”).

Wind down expenses. Wind down expenses were $1,055,246 for the three months ended June 30, 2017. We recognized no wind down expenses for the three months ended June 30, 2016. In connection with our decision to wind down our remaining operations, we extinguished prepaid rent of $99,115 and restricted cash of $529,699, offset by the extinguishment of deferred rent of $67,109, which were all associated with our operating lease, during the three months ended June 30, 2017. In addition, we incurred a loss of $493,541, resulting primarily from the auction sale of our laboratory equipment and the buyout of our equipment lease during the three months ended June 30, 2017.

Net loss. Net loss increased $1,791,037, or 133%, to $3,138,594 for the three months ended June 30, 2017, as compared to $1,347,557 for the three months ended June 30, 2016. This increase was primarily due to a decrease in revenue of $1,309,231, an increase in wind down expenses of $1,055,246, an increase in interest expense, net of $775,750, and a decrease in the change in the fair value of derivative liabilities of $144,099, offset by a decrease in other operating expenses of $1,493,289.

Six months ended June 30, 2017 as compared to six months ended June 30, 2016

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue:
Collaboration and license revenue	$100,000	$1,652,484	$(1,552,484)
Grant revenue	104,246	280,945	(176,699)
Total revenue	204,246	1,933,429	(1,729,183)
Cost of revenue and expenses:
Research and development	2,029,453	2,710,844	(681,391)
General and administrative	1,479,176	2,939,538	(1,460,362)
Wind down expenses	1,055,246	—	1,055,246
Total cost of revenue and expenses	4,563,875	5,650,382	(1,086,507)
Loss from operations	(4,359,629)	(3,716,953)	(642,676)
Other income (expense):
Interest expense, net	(782,267)	(8,190)	(774,077)
Warrant expense	(8,276)	—	(8,276)
Change in fair value of derivative liabilities	—	822,534	(822,534)
Total other income (expense), net	(790,543)	814,344	(1,604,887)
Net loss	$(5,150,172)	$(2,902,609)	$(2,247,563)

Collaboration and license revenue. Collaboration and license revenue decreased by $1,552,484, or 94%, to $100,000 for the six months ended June 30, 2017, as compared to $1,652,484 for the six months ended June 30, 2016. This decrease in collaboration and license revenue is attributable to our license agreement with Pieris Pharmaceuticals and our collaboration agreement with Merck. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations, we do not expect to conduct any further activities pursuant to our study agreement with Merck. Consequently, we do not expect to recognize any additional revenue with respect to the Merck agreement.

Grant revenue. Grant revenue decreased by $176,699, or 63%, to $104,246 for the six months ended June 30, 2017, as compared to $280,945 for the six months ended June 30, 2016. This decrease is attributable to our Phase II Small Business Innovation Research agreement with the NCI which expired per the terms of the agreement in March 2017.

Research and development expenses. Research and development expenses decreased by $681,391, or 25%, to $2,029,453 for the six months ended June 30, 2017, as compared to $2,710,844 for the six months ended June 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $431,917 as a result of lower headcount, a decrease in depreciation expense of $134,611 and a decrease in stock-based compensation expense of $159,689 resulting from options granted to purchase our common stock during the six months ended June 30, 2016. All stock-based compensation expense for the options granted during the six months ended June 30, 2016 was recognized during the six months ended June 30, 2016. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations and dispose of our remaining assets, we do not expect to incur significant research and development expenses in the future.

General and administrative expenses. General and administrative expenses decreased by $1,460,362, or 50%, to $1,479,176 for the six months ended June 30, 2017, as compared to $2,939,538 for the six months ended June 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $817,316 as a result of lower headcount, a decrease in stock-based compensation expense of $291,148 resulting from options granted to purchase our common stock during the six months ended June 30, 2016, and a decrease in professional services of $200,727. All stock-based compensation expense for the options granted during the six months ended June 30, 2016 was recognized during the six months ended June 30, 2016. As a result of our determination in June 2017 to wind down our remaining operations, we expect that our general and administrative expenses will continue to decrease in the future.

Interest expense, net. Interest expense, net increased by $774,077, to $782,267 for the six months ended June 30, 2017, as compared to $8,190 for the six months ended June 30, 2016. This change is largely attributable to non-cash interest expense of $768,200 resulting from the accretion of the discount and other expenses associated with our 2017 Notes during the six months ended June 30, 2017.

Warrant expense. Warrant expense was $8,276 for the six months ended June 30, 2017. There was no warrant expense recorded during the six months ended June 30, 2016. Warrant expense for the six months ended June 30, 2017 is the result of a modification of the exercise price of the 2016 Placement Agent Warrants from $0.125 to $0.0625 which occurred in March 2017.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $822,534, or 100%, as no derivative liabilities were outstanding during the six months ended June 30, 2017. We recognized a change in fair value of derivative liabilities of $822,534 for the six months ended June 30, 2016. Our derivative liabilities were extinguished in December 2016 as part of the Warrant Tender Offer.

Wind down expenses. Wind down expenses were $1,055,246 for the six months ended June 30, 2017. We recognized no wind down expenses for the six months ended June 30, 2016. In connection with our decision to wind down our remaining operations, we extinguished prepaid rent of $99,115 and restricted cash of $529,699, offset by the extinguishment of deferred rent of $67,109, which were all associated with our operating lease, during the six months ended June 30, 2017. In addition, we incurred a loss of $493,541, resulting primarily from the auction sale of our laboratory equipment and the buyout of our equipment lease during the six months ended June 30, 2017.

Net loss. Net loss increased $2,247,563, or 77%, to $5,150,172 for the six months ended June 30, 2017, as compared to $2,902,609 for the six months ended June 30, 2016. This increase was primarily due to a decrease in revenue of $1,729,183, an increase in wind down expenses of $1,055,246, a decrease in the change in the fair value of derivative liabilities of $822,534, and an increase in interest expense, net of $774,077, offset by a decrease in other operating expenses of $2,141,753.

As of June 30, 2017, we had accumulated losses of $31,415,379 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financings of both preferred and common stock, venture debt, and revenues from corporate collaborations and our contracts with NCI. We have raised gross proceeds of approximately $40 million, consisting of: (i) a $3.2 million Series A Preferred Stock financing completed in early 2011; (ii) a $2.7 million Series A-1 Preferred Stock financing completed in mid-2012; (iii) a $2.7 million Series A-2 Preferred Stock financing completed in mid-2013; (iv) a $2.0 million Series B Preferred Stock financing in April 2014; (v) a $750,000 bridge note financing in the first half of 2014; (vi) $21.5 million in the PPO in July 2014; (vii) a $3.0 million 12% Senior Note financing in July 2016; (viii) a $3.4 million Warrant Tender Offer in December 2016; and (ix) a $668,000 2017 Unit Offering in May 2017. The securities issued in the above financing rounds prior to the PPO were converted into Enumeral Biomedical common stock in the Merger.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate our continuation as a going concern. As of June 30, 2017, we had an accumulated deficit of $31,415,379 and have experienced negative cash flows from operations since inception.

We are currently in the process of winding down our operations, disposing of our remaining assets, and resolving our outstanding debts. Our liquidity is dependent on our ability to manage all elements in this process in a manner favorable to us. As we wind down our operations, we continue to consider possible transactions pursuant to which we may sell our remaining assets, and/or effect a strategic transaction, such as a merger. If we are unable to effect one or more such transactions, we may be compelled to commence liquidation or bankruptcy proceedings. As of June 30, 2017, we had cash and cash equivalents totaling $576,307, excluding restricted cash. As of the date of this filing, we do not have sufficient cash resources to continue to fund our operations and pay all of our outstanding creditors. The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our uses of cash for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended, June 30,		Increase
	2017	2016	(Decrease)

Net cash used in operating activities	$(2,800,924)	$(2,343,570)	$(457,354)
Net cash used in investing activities	(29,491)	—	(29,491)
Net cash provided by (used in) financing activities	244,322	(118,873)	363,195
Net decrease in cash and cash equivalents	$(2,586,093)	$(2,462,443)	$(123,650)

The change in net decrease in cash and cash equivalents for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was $123,650, representing the aggregate of (i) an increase in net cash used in operating activities of $457,354, (ii) an increase in net cash used in investing activities of $29,491 and (iii) a change of in net cash provided by (used in) financing activities of $363,195.

Operating Activities

Net cash used in operating activities was $2,800,924 for the six months ended June 30, 2017, which consisted primarily of a net loss of $5,150,172, adjusted for non-cash items including accretion of debt discount and issuance costs of $768,200, loss on disposal of fixed assets of $493,541, depreciation and amortization of $219,389, stock-based compensation of $151,486, and a net decrease in operating assets and liabilities of $697,700.

Net cash used in operating activities was $2,343,570 for the six months ended June 30, 2016, which consisted primarily of a net loss of $2,902,609, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $822,534, stock-based compensation of $602,322, depreciation and amortization of $354,000, and a net decrease in operating assets and liabilities of $425,251.

Investing Activities

Net cash used in investing activities was $29,491 for the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2017 consisted of purchases of equipment of $29,491.

There was no net cash used in investing activities for the six months ended June 30, 2016.

Financing Activities

Net cash provided by financing activities was $244,322 for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2017 consisted of issuance of promissory notes of $461,367, offset by payments on the equipment lease financing of $217,045.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. We do not believe that the adoption of ASU 2017-11 will have a material impact on our unaudited condensed consolidated financial statements.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $576,307 and $3,162,400, respectively, consisting primarily of money market funds. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

 ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Interim Chief Executive Officer and President, Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer), has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2017. The determination that our disclosure controls and procedures were not effective as of June 30, 2017 is a result of insufficient segregation of duties due to the limited size of our staff and budget.

One June 29, 2017, Wael Fayad resigned as our Chief Executive Officer and President. Our board of directors appointed Kevin G. Sarney to serve as Interim Chief Executive Officer and President, in addition to Mr. Sarney’s existing duties as Vice President of Finance, Chief Accounting Officer and Treasurer. Consequently, Mr. Sarney now serves as both our principal executive officer and our principal financial officer.

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

(b) Changes in Internal Control over Financial Reporting

Except as described in Item 4(a) above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have determined to wind down our operations, dispose of our assets, and seek to resolve our outstanding debts. Consequently, we may not be able to continue as a going concern, and we may be compelled to commence liquidation or bankruptcy proceedings.

On June 29, 2017, our board of directors, having evaluated and pursued a range of potential strategic transactions, and other alternatives for the sale or disposition of our assets on a going concern basis, determined that it is in the best interests of our stockholders and creditors to wind down our remaining operations and effect an orderly disposition of our remaining assets.

In June 2017, we reduced headcount and eliminated our research and development function. In addition, we have sold all of the equipment related to our research and development activities. We are currently in the process of winding down our operations, disposing of our remaining assets, and resolving our outstanding debts. Our liquidity is dependent on our ability to manage all elements in this process in a manner favorable to us. In addition, we expect that certain of our existing corporate relationships, such as our license agreement with the Massachusetts Institute of Technology, will cease as part of our ongoing wind down of operations.

As of the date of this filing, we do not have sufficient cash resources to continue to fund our operations and pay all of our outstanding creditors. Consequently, we may not be able to continue as a going concern. As we wind down our operations, we continue to consider possible transactions pursuant to which we may sell our remaining assets and/or effect a strategic transaction, such as a merger. If we are unable to effect one or more such transactions, we may be required to commence liquidation or bankruptcy proceedings.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2017 (the “Closing Date”), the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors, pursuant to which these investors (the “Holders”) purchased 668 Units (the “2017 Units”) of the Company’s securities, at a purchase price of $1,000 per Unit (the “2017 Unit Offering”). Each of the 2017 Units consists of (i) a 12% Senior Secured Promissory Note (the “2017 Notes”), with a face value of $1,150, and (ii) a warrant (the “Investor Warrant”) to purchase 11,500 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), exercisable until five years after the date of the closing, at an exercise price of $0.10 per share (subject to adjustment in certain circumstances). The Company recorded $461,367 in net proceeds, after deducting placement agent expenses and legal fees, in connection with the sale of the 2017 Units.

Interest on the 2017 Notes is payable on the face value of the 2017 Notes at the rate of 12% per annum, which is cumulative and due and payable in shares of the Company’s common stock (the “Interest Shares”). The 2017 Notes have a stated maturity date of 12 months from the Closing Date. The 2017 Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the 2017 Notes.

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

The conversion price per share of Common Stock in either event listed above is the lesser of (i) $0.10 per share (subject to adjustment in certain circumstances), or (ii) 75% of the volume weighted average price of the Common Stock during 10 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.03 per share (which floor is subject to adjustment in certain circumstances if the Company issues Common Stock, or Common Stock equivalents, at a price below $0.03 per share of Common Stock, and to proportionate adjustment in certain other circumstances).

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

August 14, 2017	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Interim Chief Executive Officer and President, Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1*	Form of 12% Senior Convertible Secured Promissory Note issued by Enumeral Biomedical Holdings, Inc. in May 19, 2017 Unit Offering.

10.1*	Placement Agency Agreement, dated as of May 12, 2017, by and between Enumeral Biomedical Holdings, Inc., Katalyst Securities LLC and GP Nurmenkari Inc., as amended.

10.2*	Form of Subscription Agreement entered into between Enumeral Biomedical Holdings, Inc. and Investors in the May 19, 2017 Unit Offering.
10.3*	Escrow Agreement, dated as of May 9, 2017, by and among Enumeral Biomedical Holdings, Inc., Katalyst Securities LLC, GP Nurmenkari Inc., and Delaware Trust Company.
10.4*

Form of Registration Rights Agreement, dated as of May 19, 2017, by and among Enumeral Biomedical Holdings, Inc., Investors in the May 19, 2017 Unit Offering, Katalyst Securities LLC, and GP Nurmenkari Inc.

10.5*

Intellectual Property Security Agreement, dated as of May 19, 2017, by and among Enumeral Biomedical Holdings, Inc., Enumeral Biomedical Corp., the Buyers named therein, and Intuitive Venture Partners, LLC, in its capacity as the Collateral Agent.

10.6*	Form of Investor Warrant issued by Enumeral Biomedical Holdings, Inc. in May 19, 2017 Unit Offering.
10.7*	Form of Placement Agent Warrant issued by Enumeral Biomedical Holdings, Inc. in connection with May 19, 2017 Unit Offering
10.8*§	Amendment No. 2 to Study Agreement, dated as of May 31, 2017, between Enumeral Biomedical Holdings, Inc. and Merck Sharp & Dohme Corp.
10.9†

Amendment No. 1 to Letter Agreement, dated as of June 9, 2017, between Arthur H. Tinkelenberg, Ph.D. and Enumeral Biomedical Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2017 (File No. 000-55415)).

31.1*	Principal Executive Officer and Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

§ †	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission. Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.