Form 10-Q
period 2017-09-30
Enumeral Biomedical Holdings, Inc.
filed 2017-11-14
CIK 1561551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

There were 128,409,788 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 10, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$208,616	$3,162,400
Accounts receivable	—	189,068
Prepaid expenses and other current assets	314,924	47,317
Total current assets	523,540	3,398,785
Property and equipment, net	—	902,097
Other assets:
Restricted cash	5,000	534,780
Other assets	—	111,556
Total assets	$528,540	$4,947,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$686,466	$308,857
Accrued expenses	197,706	386,355
Deferred revenue	—	14,505
Equipment lease financing	—	251,631
Promissory notes	801,902	—
Total current liabilities	1,686,074	961,348
Deferred rent, net of current portion	—	63,116
Long-term equipment lease financing	—	14,840
Total liabilities	1,686,074	1,039,304

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: -0- shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized: 128,409,788 and 128,343,122 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	128,410	128,343
Additional paid-in-capital	30,701,484	30,044,778
Accumulated deficit	(31,987,428)	(26,265,207)
Total stockholders’ equity (deficiency)	(1,157,534)	3,907,914
Total liabilities and stockholders’ equity (deficiency)	$528,540	$4,947,218

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Collaboration and license revenue	$—	$226,115	$100,000	$1,878,599
Grant revenue	—	94,696	104,246	375,641
Total revenue	—	320,811	204,246	2,254,240
Cost of revenue and expenses:
Research and development	90,822	1,026,317	2,120,275	3,737,161
General and administrative	457,911	812,974	1,937,087	3,752,512
Wind down expenses	—	—	1,055,246	—
Total cost of revenue and expenses	548,733	1,839,291	5,112,608	7,489,673
Loss from operations	(548,733)	(1,518,480)	(4,908,362)	(5,235,433)
Other income (expense):
Interest expense, net	(23,316)	(152,261)	(805,583)	(160,451)
Warrant expense	—	—	(8,276)	—
Change in fair value of derivative liabilities	—	409,891	—	1,232,425
Total other income (expense), net	(23,316)	257,630	(813,859)	1,071,974
Net loss before income taxes	(572,049)	(1,260,850)	(5,722,221)	(4,163,459)
Provision for income taxes	—	—	—	—
Net loss	$(572,049)	$(1,260,850)	$(5,722,221)	$(4,163,459)
Basic net loss per share	$(0.00)	$(0.02)	$(0.04)	$(0.08)
Diluted net loss per share	$(0.00)	$(0.02)	$(0.04)	$(0.08)
Weighted-average number of common shares outstanding - basic	128,393,122	52,073,481	128,376,455	52,071,933
Weighted-average number of common shares outstanding - diluted	128,393,122	52,073,481	128,376,455	52,071,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Enumeral Biomedical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,722,221)	$(4,163,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,389	480,301
Stock-based compensation	187,130	883,298
Warrant expense	8,276	—
Loss on disposal of fixed assets	493,541	—
Non-cash interest expense	33,702	—
Accretion of debt discount and issuance costs	768,200	84,642
Change in fair value of derivative liabilities	—	(1,232,425)
Changes in operating assets and liabilities:
Accounts receivable	189,068	40,475
Prepaid expenses and other assets	(264,007)	70,109
Restricted cash	529,780	—
Accounts payable	377,609	92,998
Accrued expenses	(188,649)	(228,935)
Deferred rent	(63,116)	20,599
Deferred revenue	(14,505)	(101,530)
Net cash used in operating activities	(3,445,803)	(4,053,927)
Cash flows from investing activities:
Purchases of property and equipment	(29,491)	—
Sale of property and equipment	277,188	—
Net cash provided by investing activities	247,697	—
Cash flows from financing activities:
Issuance of promissory notes	461,367	2,530,407
Payments on equipment lease financing	(217,045)	(179,328)
Net cash provided by financing activities	244,322	2,351,079
Net decrease in cash and cash equivalents	(2,953,784)	(1,702,848)
Cash and cash equivalents, beginning of period	3,162,400	3,596,262
Cash and cash equivalents, end of period	$208,616	$1,893,414

Supplemental cash flow disclosure of investing and financing activities:
Cash paid for interest	$2,088	$78,381
Use of security deposit for lease buyout	$111,556	$—
Debt discount associated with the 2017 Unit Offering	$461,361	$—

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

On June 29, 2017, the Company’s board of directors, having evaluated and pursued a range of potential strategic transactions, and other alternatives for the sale or disposition of its assets on a going concern basis, determined that it is in the best interests of the Company’s stockholders and creditors to wind down its remaining operations and effect an orderly disposition of its remaining assets. In connection with that determination, Wael Fayad resigned as the Company’s Chief Executive Officer and President, although he remains Chairman of the Board. The Company’s board appointed Kevin G. Sarney, its Vice President of Finance, Chief Accounting Officer and Treasurer, as Interim Chief Executive Officer and President, and also elected Mr. Sarney to the board.

The Company is currently in the process of winding down its operations, disposing of its remaining assets, and resolving its outstanding debts. The Company’s liquidity is dependent on its ability to manage all elements in this process in a manner favorable to the Company. As the Company winds down its operations, the Company has continued to consider possible transactions pursuant to which it may sell its remaining assets and/or effect a strategic transaction, such as a merger. The Company may also determine to commence liquidation or bankruptcy proceedings.

As of the date of this filing, the Company does not have sufficient cash resources to continue to fund its operations and pay all of its outstanding creditors.

On September 19, 2017, the Company received an OTCQB Bid Price Deficiency Notice from OTC Markets (the “Notice”). The Notice stated that the Company’s bid price had closed below $0.01 for more than 30 consecutive calendar days and no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards Section 2.3(2). The Notice also stated that pursuant to Section 4.1 of the OTCQB Standards, the Company is granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. The Company does not expect that the closing bid price for its common stock will equal or exceed $0.01 for ten consecutive trading days prior to the end of this 90 day cure period. As a result, the Company expects that its common stock will be removed from trading on the OTCQB marketplace on or about December 18, 2017.

Previously, the Company’s business had been focused on the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. The Company utilized a proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT. In August 2017, MIT terminated the exclusive patent license agreement between MIT and Enumeral.

In the Company’s lead antibody program, it characterized certain anti-PD-1 antibodies, or simply “PD-1 antibodies,” using patient biopsy samples, in an effort to identify next generation PD-1 antagonists with enhanced selectivity for the immune effector cells that carry out anti-tumor functions. The Company identified two antagonist PD-1 antibodies that inhibit PD-1 activity in different ways. The distinction is that one of the antibodies (ENUM 388D4) blocks binding of the ligand PD-L1 to PD-1, while the other antibody (ENUM 244C8) does not inhibit PD-L1 binding. However, both display activity in various biological assays. In addition to the Company’s PD-1 antibody program, it also conducted development activities related to antibody drug candidates for a number of other immunomodulatory protein targets, including TIM-3 and CD39. In October 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elpiscience Biopharmaceuticals, Inc. Pursuant to the terms of the Purchase Agreement, the Company sold, assigned and transferred all of its right, title and interest in and to specified assets of the Company’s TIM-3 antibody program and CD39 antibody program in consideration for a cash payment in the amount of $300,000.

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

2 - GOING CONCERN AND LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, which contemplate the Company’s continuation as a going concern. As of September 30, 2017, the Company had cash and cash equivalents of $208,616.

Since the Company’s inception in 2009, it has incurred significant net losses and negative cash flows from operations. As of September 30, 2017, the Company had an accumulated deficit of $31,987,428.

The Company is currently in the process of winding down its operations, disposing of its remaining assets, and resolving its outstanding debts. The Company’s liquidity is dependent on its ability to manage all elements in this process in a manner favorable to the Company. As the Company winds down its operations, the Company has continued to consider possible transactions pursuant to which it may sell its remaining assets and/or effect a strategic transaction, such as a merger. The Company may also determine to commence liquidation or bankruptcy proceedings.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2017 and the results of its operations and cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of results for the full year.

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

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures , which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The Company’s cash equivalents, carried at fair value, are comprised of investments in federal agency backed money market funds. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$169,766	$169,766	$—	$—
Money market funds, included in cash equivalents	$38,850	$38,850	$—	$—

	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash	$1,137,633	$1,137,633	$—	$—
Money market funds, included in cash equivalents	$2,024,767	$2,024,767	$—	$—

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicated that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. The Company has recorded an impairment of $493,541 on the disposal of fixed assets during the nine months ended September 30, 2017 as a result of the Company’s decision to wind down operations. The Company recorded no impairment during the three and nine months ended September 30, 2016.

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

On May 31, 2017, the Company and Merck further amended the Merck Agreement to extend the term until the earlier of (i) delivery to Merck of the final report of the study conducted pursuant to the terms of the Merck Agreement, or (ii) December 17, 2017. The May 2017 amendment also provides for a revised work plan to be included in the Merck Agreement. During the nine months ended September 30, 2017, the Company achieved the second milestone under the Merck Agreement.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe that the adoption of ASU 2017-11 will have a material impact on its unaudited condensed consolidated financial statements.

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

There was no depreciation and amortization expense for the three months ended September 30, 2017. Depreciation and amortization expense for the three months ended September 30, 2016 was $126,301. Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $219,389 and $480,301, respectively.

On June 21, 2017, the Company completed an auction pursuant to which it sold all of the equipment related to its research and development activities. The Company received $277,188 in net proceeds from the sale of this equipment. As a result of the equipment sale and the impairment of the Company’s remaining fixed assets, the Company incurred a loss on disposal of fixed assets of $435,011 during the nine months ended September 30, 2017. Loss on disposal of fixed assets is included in wind down expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2017.

5 - RESTRICTED CASH

The Company held $5,000 and $534,780 in restricted cash as of September 30, 2017 and December 31, 2016, respectively. The balance as of December 31, 2016 was primarily held on deposit with a bank to collateralize a standby letter of credit in the name of the Company’s facility lessor in accordance with the Company’s facility lease agreement. The Company is currently engaged in negotiations with the lessor regarding the disposition of the facility lease. The Company extinguished the letter of credit and recorded wind down expenses of $529,699 during the nine months ended September 30, 2017. In October 2017, following the Company’s determination to discontinue monthly rent payments for periods after July 2017, and the lessor’s notice to the Company terminating the facility lease agreement, the lessor took possession of the Company’s cash security deposit in the amount of $529,699.

6 - ACCRUED EXPENSES

The Company’s accrued expenses consist of the following as of:

	September 30,	December 31,
	2017	2016
Accrued wages and benefits	$43,337	$222,141
Accrued professional fees	88,225	130,350
Accrued other	66,144	33,864
Total accrued expenses	$197,706	$386,355

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

On June 13, 2017, the Company entered into an agreement with Fountain to buy out the remaining equipment lease. The Company agreed to pay Fountain $204,045 (the “Buyout Price”) to terminate the Fountain Lease. Fountain applied security deposits and prepayments in the aggregate amount of $111,389 to offset the Buyout Price, and the Company paid Fountain the remaining amount of $92,656. As a result, the Company recorded a loss on disposal of fixed assets of $58,530 during the nine months ended September 30, 2017. The Company subsequently sold this and other laboratory equipment in an auction that ended on June 21, 2017.

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

On October 23, 2017, the Grantors entered into Amendment No. 1 to the Security Agreement (the “Amendment”) with certain Holders who constituted Majority Holders (as defined in the Security Agreement). Pursuant to the terms of the Amendment, the Security Agreement was amended to exclude from the definition of collateral in the Security Agreement all intellectual property and other assets related to the Grantors’ TIM-3 antibody program and CD39 antibody program, and to terminate the security interest held by the Holders in such assets.

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

Pursuant to a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), the Company granted registration rights to each Holder with respect to the Repayment Shares and the shares of Common Stock issuable upon exercise of the Investor Warrants (the “Investor Warrant Shares”), and to the Placement Agent with respect to the shares of Common Stock issuable upon exercise of the 2017 Placement Agent Warrants (the “Placement Agent Warrant Shares,” and, together with the Repayment Shares and Investor Warrant Shares, the “Registrable Shares”). Under the terms of the Registration Rights Agreement, the Company agreed to use its commercially reasonable efforts to promptly, but no later than 60 calendar days from the final closing date of the 2017 Unit Offering (the “Final Closing Date”), file a registration statement with the SEC (the “Registration Statement”) to register the resale of the Registrable Shares. The Company also agreed to use its commercially reasonable efforts to ensure that such Registration Statement is declared effective within 135 calendar days of the Final Closing Date.

The Registration Rights Agreement provides that if the Company is late in filing the Registration Statement or if the Registration Statement is not declared effective within 135 days of the Final Closing Date, or if certain other Registration Events (as defined in the Registration Rights Agreement) occur, the Company will be required to pay the holders of Registrable Shares liquidated damages at a rate of 12% per annum of (i) the aggregate purchase price paid by such holder for the Registrable Shares pursuant to the Subscription Agreement, or (ii) $0.05 per share of Registrable Shares issued and issuable to such holder upon exercise of the 2017 Placement Agent Warrants, subject to certain limitations set forth in the Registration Rights Agreement; provided, however, that in no event shall the aggregate of any such liquidated damages exceed five percent (5%) of the applicable foregoing amounts described above with respect to such holder’s Registrable Shares that are affected by all Registration Events in the aggregate. No liquidated damages will accrue and accumulate with respect to (a) any Registrable Shares removed from the Registration Statement in response to a comment from the staff of the SEC limiting the number of shares of Common Stock which may be included in the Registration Statement. As of the date of this filing, the Company has not filed a Registration Statement, and the Company has accrued approximately $17,000 for liquidated damages as of September 30, 2017.

The 2017 Notes were recorded at their face value of $768,200 and then subsequently reduced by the discount on the 2017 Notes of $100,200, placement agent commissions, legal fees and related transaction expenses of $206,633, and a beneficial conversion feature and debt discounts totaling $461,367. Some of these amounts were capped as they exceeded the face value of the 2017 Notes. The Company subsequently accreted $768,200, the sum of the amounts above, to interest expense during the period ended June 30, 2017 as a result of its decision to wind down the business. The Company recorded $23,316 and $33,702 in interest expense related to the 2017 Notes during the three and nine month periods ended September 30, 2017, respectively.

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

In August 2017, the Company received a letter (the “Termination Letter”) on behalf of PPF OFF 200 Cambridge Park Drive, LLC (the “Landlord”) terminating the Lease. The Termination Letter stated that the Landlord has terminated the Lease effective immediately, pursuant to Section 20.2 thereof. The Termination Letter noted that the Company had failed to pay certain items of rent and other charges due on August 1, 2017, and that such failure had continued through the applicable cure period following initial notice delivered to the Company, which constitutes an Event of Default (as defined in the Lease). The Termination Letter stated that the Company is directed to immediately quit, surrender and deliver up the premises that are the subject of the Lease. The Termination Letter also noted that the Landlord reserves the right to avail itself of all rights and remedies under the Lease, at law and/or in equity.

In connection with the Company’s decision to wind down its remaining operations, the Company recorded wind down expenses of $561,705 during the nine months ended September 30, 2017. This is the result of the extinguishment of prepaid rent of $99,115 and restricted cash of $529,699, offset by the extinguishment of deferred rent of $67,109, all of which were associated with the Lease. In October 2017, following the Company’s determination to discontinue monthly rent payments for periods after July 2017, and the Landlord’s delivery of the Termination Letter to the Company, the Landlord took possession of the Company’s cash security deposit in the amount of $529,699.

In addition, the Company maintained a small corporate office at 1370 Broadway in New York, New York, at an annual rent of $23,100. The lease for the Company’s New York office expired on December 31, 2016.

Rent expense was $18,966 and $282,423 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $638,485 and $929,243 for the nine months ended September 30, 2017 and 2016, respectively.

The Company has made monthly rent payments under the Lease for periods through July 2017, but the Company has not made any monthly rent payments that were subsequently due. The future operating lease commitments listed below do not reflect the $529,699 cash security deposit that the Landlord took possession of in October 2017:

For the twelve months ended September 30,	Amount
2018	$898,329
2019	794,996
2020	335,308
Total	$2,028,633

Employment Agreements

The Company has letter agreements with its two remaining employees that contain provisions for continued payments of minimum annual salaries and severance benefits in the event of certain terminations of employment.

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

In addition to potential future royalty and milestone payments that Enumeral may have to pay MIT per the terms of the License Agreement, Enumeral paid an annual fee of $50,000 in 2017. During the nine months ended September 30, 2017, the Company recorded an accrual of $10,000 for the required percentage of the Merck milestone payment owed to MIT pursuant to the terms of the License Agreement. During the nine months ended September 30, 2016, the Company recorded an accrual of $100,000 for the required percentage of the Pieris license payments owed to MIT pursuant to the terms of the License Agreement. No royalty payments have been payable as Enumeral has not commercialized any products as set forth in the License Agreement.

On August 23, 2017, the Company received written notification from MIT, pursuant to which MIT terminated, effective immediately, the License Agreement. Pursuant to the terms thereof, certain provisions of the License Agreement survive the termination. In addition, the termination does not release the Company from any obligations accrued prior to the date of termination.

All amounts incurred related to the license fees have been expensed as research and development expenses by Enumeral as incurred. The Company incurred $12,500 and $10,000 in the three months ended September 30, 2017 and 2016, respectively. The Company incurred $37,500 and $30,000 in the nine months ended September 30, 2017 and 2016, respectively.

Under the terms of the now-terminated License Agreement, the Company reimbursed the costs to MIT and Harvard University for the continued prosecution of the licensed patent estate. For the three months ended September 30, 2017 and 2016, the Company paid $14,156 and $23,052 for MIT and $355 and $2,351 for Harvard, respectively. For the nine months ended September 30, 2017 and 2016, the Company paid $43,648 and $162,692 for MIT and $21,198 and $17,692 for Harvard, respectively. The Company had accounts payable and accrued expenses of $25,000 and $43,053 associated with the reimbursement of costs to MIT and Harvard as of September 30, 2017 and December 31, 2016, respectively.

Consulting Agreements

In September 2014, the Company and Barry Buckland, Ph.D., entered into a Scientific Advisory Board Agreement (the “SAB Agreement”), which replaced Dr. Buckland’s previous consulting agreement and pursuant to which Dr. Buckland served as chairman of the Company’s Scientific Advisory Board. In September 2016, the Company and Dr. Buckland entered into an amendment to the SAB Agreement to extend the term of the agreement to September 2017. Pursuant to the terms of the SAB Agreement, Dr. Buckland received compensation on an hourly or per diem basis, either in cash or, at Dr. Buckland’s election, in options to purchase the Company’s common stock. The SAB Agreement limits the total amount of compensation payable to Dr. Buckland at $100,000 over any rolling 12-month period. During the three months ended September 30, 2017, the Company recorded no expense related to the SAB agreement. During the three months ended September 30, 2016, the Company recorded $4,000 of expense related to the SAB agreement. During the nine months ended September 30, 2017 and 2016, the Company recorded $3,000 and $8,000 of expense related to the SAB agreement, respectively.

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

As of September 30, 2017, there were 1,311,042 shares available for issuance under the 2014 Plan to eligible employees, non-employee directors and consultants. This number is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, or other changes in the Company’s capitalization.

During the nine months ended September 30, 2017 and 2016, there were 308,333 and 4,068,182 stock options granted to employees, directors or consultants with weighted-average grant date fair values, using the Black-Scholes pricing model, of $0.12 and $0.16, respectively.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying common stock on each measurement date:

For the nine months ended September 30, 2017
Expected Volatility	115% - 116%
Risk-free interest rate	1.93% - 2.09%
Expected term (in years)	5.0 - 6.0
Expected dividend yield	0%

Stock-based compensation expense for stock options was $33,149 and $260,343 for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense for stock options was $177,150 and $803,747 for the nine months ended September 30, 2017 and 2016, respectively. The Company has an aggregate of $105,350 of unrecognized stock-based compensation expense for stock options as of September 30, 2017 to be amortized over a weighted average period of 1.0 years.

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

Pursuant to the terms of the Tinkelenberg Amendment, Dr. Tinkelenberg agreed to forego the remaining amounts of the severance payments due to him under the Separation Agreement, effective as of June 1, 2017. In addition, the Company agreed that all remaining unvested options to purchase shares of the Company’s common stock held by Dr. Tinkelenberg fully vest and become exercisable as of June 1, 2017. The Company’s stock-based compensation expense includes $55,929 recorded during the nine months ended September 30, 2017 as a result of the accelerated vesting of Dr. Tinkelenberg’s common stock options.

A summary of aggregate stock option activity both under the 2014 Plan and outside of the 2014 Plan for the nine months ended September 30, 2017 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding as of December 31, 2016	7,670,823	$0.41	8.8
Granted	308,333	$0.15
Canceled	(422,023)	$0.26
Outstanding as of September 30, 2017	7,557,133	$0.40	7.8
Exercisable as of September 30, 2017	4,837,885	$0.49	7.7

The aggregate intrinsic value of stock options exercisable as of September 30, 2017 was $0. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the unaudited condensed consolidated balance sheet date.

Restricted Stock

Stock-based compensation expense for restricted stock awards was $2,495 and $20,633 for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense for restricted stock awards was $9,980 and $79,551 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of restricted stock activity for the nine months ended September 30, 2017 is as follows:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Balance of unvested restricted stock as of December 31, 2016	—
Issuance of restricted stock	66,666	$0.15
Vested	(50,000)	$0.15
Balance of unvested restricted stock as of September 30, 2017	16,666	$0.15

The Company has a de minimis amount of unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2017.

Warrants

A summary of the warrants outstanding as of September 30, 2017 is as follows:

Warrant Type	Warrants	Exercise Price
PPO	13,686,510	$2.00
PPO Agent	2,000,000	$0.125
Enumeral Series B Financing	421,969	$0.726
Enumeral 2014 Convertible Promissory Note Financing	510,236	$0.245
2016 Placement Agent	4,880,655	$0.0625
2017 Unit Offering	7,682,000	$0.10
2017 Unit Offering Agent	768,200	$0.05
Total	29,949,570

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

In September 2017, one of the Company’s warrant holders abandoned all of its warrants to purchase shares of the Company’s common stock and returned those warrants to the Company. The abandoned warrants consist of warrants to purchase (a) 1,000,000 shares of the Company’s common stock at a price of $2.00 per share, expiring on July 30, 2019, and (b) 255,120 shares of the Company’s common stock at an exercise price of $0.2451, expiring on February 2, 2024.

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

Derivative Liability Re-Measurement

The Company used the Black-Scholes option-pricing model to estimate the fair values of the issued and outstanding warrants during the nine months ended September 30, 2016. The Company recorded income of $409,891 and $1,232,425 for the three and nine months ended September 30, 2016 due to the change in the fair value of the warrants for those periods. Outstanding warrants were revalued each reporting period with the resulting gains and losses recorded as the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations. Due to the removal of the anti-dilution provisions in connection with the Warrant Tender Offer, the derivative liabilities were re-valued on December 12, 2016 and any remaining value was reclassified to equity upon extinguishment of the derivative liabilities.

11 - CONCENTRATIONS

During the three months ended September 30, 2017, the Company recorded no revenue. During the three months ended September 30, 2016, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $226,115 and $94,696, which represents 70% and 30% of the Company’s total revenue for that period.

During the nine months ended September 30, 2017, the Company recorded revenue from two entities in excess of 10% of the Company’s total revenue in the amounts of $104,246 and $100,000, which represents 51% and 49% of the Company’s total revenue for that period. During the nine months ended September 30, 2016, the Company recorded revenue from three entities in excess of 10% of the Company’s total revenue in the amounts of $1,000,000, $878,599 and $375,641, which represents 44%, 39% and 17% of the Company’s total revenue for that period.

As of September 30, 2017, the Company’s accounts receivable balance was $0. As of December 31, 2016, accounts receivable consisted of amounts due from two entities which represented 64% and 36% of the Company’s total outstanding accounts receivable balance, respectively.

12 – SUBSEQUENT EVENTS

As further detailed Note 7 above, on October 23, 2017, the Company and Enumeral entered into Amendment No. 1 to the Security Agreement (the “Amendment”) with certain Holders who constituted Majority Holders (as defined in the Security Agreement). Pursuant to the terms of the Amendment, the Security Agreement was amended to exclude from the definition of collateral in the Security Agreement all intellectual property and other assets related to the Company’s TIM-3 antibody program and CD39 antibody program, and to terminate the security interest held by the Holders in such assets.

On October 27, 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elpiscience Biopharmaceuticals, Inc. Pursuant to the terms of the Purchase Agreement, the Company sold, assigned and transferred all of its right, title and interest in and to specified assets of the Company’s TIM-3 antibody program and CD39 antibody program in consideration for a cash payment in the amount of $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of September 30, 2017 and for the three months ended September 30, 2017 and 2016 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 28, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On June 29, 2017, our board of directors, having evaluated and pursued a range of potential strategic transactions, and other alternatives for the sale or disposition of its assets on a going concern basis, determined that it is in the best interests of our stockholders and creditors to wind down our remaining operations and effect an orderly disposition of our remaining assets. In connection with that determination, Wael Fayad resigned as our President and Chief Executive Officer. Our board appointed Kevin G. Sarney, our Vice President of Finance, Chief Accounting Officer and Treasurer, as Interim President and Chief Executive Officer, and also elected Mr. Sarney to the board.

In August 2017, we received a termination letter (the “Termination Letter”) on behalf of PPF OFF 200 Cambridge Park Drive, LLC (the “Landlord”) terminating the lease for our facility in Cambridge, Massachusetts. The Termination Letter stated that the Landlord has terminated our lease effective immediately, pursuant to Section 20.2 thereof. The Termination Letter noted that we had failed to pay certain items of rent and other charges due on August 1, 2017, and that such failure had continued through the applicable cure period following the delivery of an initial, which constitutes an event of default (as defined in the lease). The Termination Letter stated that we are directed to immediately quit, surrender and deliver up the premises that are the subject of the lease. The Termination Letter also noted that the Landlord reserves the right to avail itself of all rights and remedies under the lease, at law and/or in equity. In October 2017, following the Company’s determination to discontinue monthly rent payments for periods after July 2017, and the Landlord’s delivery of the Termination Letter to the Company, the Landlord took possession of the Company’s cash security deposit in the amount of $529,699.

On September 19, 2017, we received an OTCQB Bid Price Deficiency Notice from OTC Markets (the “Notice”). The Notice stated that our bid price had closed below $0.01 for more than 30 consecutive calendar days and no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards Section 2.3(2). The Notice also stated that pursuant to Section 4.1 of the OTCQB Standards, we are granted a cure period of 90 calendar days during which the minimum closing bid price for our common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. We do not expect that the closing bid price for our common stock will equal or exceed $0.01 for ten consecutive trading days prior to the end of this 90 day cure period. As a result, we expect that our common stock will be removed from trading on the OTCQB marketplace on or about December 18, 2017.

We are currently in the process of winding down our operations, disposing of our remaining assets, and resolving our outstanding debts. Our liquidity is dependent on our ability to manage all elements in this process in a manner favorable to us. As we wind down our operations, we have continued to consider possible transactions pursuant to which we may sell our remaining assets, and/or effect a strategic transaction, such as a merger. We may also determine to commence liquidation or bankruptcy proceedings. As of the date of this filing, we do not have sufficient cash resources to continue to fund our operations and pay all of our outstanding creditors.

Previously, our business had been focused on the discovery of monoclonal antibodies and other novel biologics for use in the diagnosis and treatment of cancer, infectious and inflammatory diseases. We utilized a proprietary platform technology, exclusively licensed from the Massachusetts Institute of Technology, or MIT. In August 2017, MIT terminated the exclusive patent license agreement between MIT and Enumeral, effective immediately. Pursuant to the terms thereof, certain provisions of the license agreement survive the termination. In addition, the termination does not release Enumeral from any obligations accrued prior to the date of termination.

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

In addition to our PD-1 antibody program, we also conducted development activities related to antibody drug candidates for a number of other immunomodulatory protein targets, including TIM-3 and CD39. In October 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elpiscience Biopharmaceuticals, Inc. Pursuant to the terms of the Purchase Agreement, we sold, assigned and transferred all of our right, title and interest in and to specified assets of our TIM-3 antibody program and CD39 antibody program in consideration for a cash payment in the amount of $300,000.

To date, all of our revenue has resulted from payments from strategic partners and the National Cancer Institute, or NCI, and we have not received any revenue from the sale of products or services. As of September 30, 2017, we had total stockholders’ deficiency of $1,157,534, including an accumulated deficit of $31,987,428. As of September 30, 2017, we had cash and cash equivalents totaling $208,616, excluding restricted cash of $5,000.

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

The conversion price per share of common stock in either event listed above is the lesser of (i) $0.10 per share (subject to adjustment in certain circumstances), or (ii) 75% of the volume weighted average price of our common stock during 10 consecutive trading days ending on the trading day immediately prior to the conversion date, subject to a floor of $0.03 per share (the floor is subject to adjustment in certain circumstances if we issue common stock, or common stock equivalents, at a price below $0.03 per share of our common stock, and a proportionate adjustment in certain other circumstances).

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

On October 23, 2017, the Grantors entered into Amendment No. 1 to the Security Agreement (the “Amendment”) with certain Holders who constituted Majority Holders (as defined in the Security Agreement). Pursuant to the terms of the Amendment, the Security Agreement was amended to exclude from the definition of collateral in the Security Agreement all intellectual property and other assets related to the Grantors’ TIM-3 antibody program and CD39 antibody program, and to terminate the security interest held by the Holders in such assets.

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

Pursuant to a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), we granted registration rights to each Holder with respect to the Repayment Shares and the shares of our common stock issuable upon exercise of the Investor Warrants (the “Investor Warrant Shares”), and to the Placement Agent with respect to the shares of our common stock issuable upon exercise of the 2017 Placement Agent Warrants (the “Placement Agent Warrant Shares,” and, together with the Repayment Shares and Investor Warrant Shares, the “Registrable Shares”). Under the terms of the Registration Rights Agreement, we agreed to use our commercially reasonable efforts to promptly, but no later than 60 calendar days from the final closing date of the 2017 Unit Offering (the “Final Closing Date”), file a registration statement with the SEC (the “Registration Statement”) to register the resale of the Registrable Shares. We also agreed to use our commercially reasonable efforts to ensure that such Registration Statement is declared effective within 135 calendar days of the Final Closing Date.

The Registration Rights Agreement provides that if we are late in filing the Registration Statement or if the Registration Statement is not declared effective within 135 days of the Final Closing Date, or if certain other Registration Events (as defined in the Registration Rights Agreement) occur, we will be required to pay the holders of Registrable Shares liquidated damages at a rate of 12% per annum of (i) the aggregate purchase price paid by such holder for the Registrable Shares pursuant to the Subscription Agreement, or (ii) $0.05 per share of Registrable Shares issued and issuable to such holder upon exercise of the 2017 Placement Agent Warrants, subject to certain limitations set forth in the Registration Rights Agreement; provided, however, that in no event shall the aggregate of any such liquidated damages exceed five percent (5%) of the applicable foregoing amounts described above with respect to such holder’s Registrable Shares that are affected by all Registration Events in the aggregate. No liquidated damages will accrue and accumulate with respect to (a) any Registrable Shares removed from the Registration Statement in response to a comment from the staff of the SEC limiting the number of shares of our common stock which may be included in the Registration Statement. As of the date of this filing, we have not filed a Registration Statement, and we have accrued approximately $17,000 for liquidated damages as of September 30, 2017.

Results of Operations

Three months ended September 30, 2017 as compared to three months ended September 30, 2016

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue:
Collaboration and license revenue	$—	$226,115	$(226,115)
Grant revenue	—	94,696	(94,696)
Total revenue	—	320,811	(320,811)
Cost of revenue and expenses:
Research and development	90,822	1,026,317	(935,495)
General and administrative	457,911	812,974	(355,063)
Wind down expenses	—	—	—
Total cost of revenue and expenses	548,733	1,839,291	(1,290,558)
Loss from operations	(548,733)	(1,518,480)	969,747
Other income (expense):
Interest expense, net	(23,316)	(152,261)	128,945
Change in fair value of derivative liabilities	—	409,891	(409,891)
Total other income (expense), net	(23,316)	257,630	(280,946)
Net loss	$(572,049)	$(1,260,850)	$688,801

Collaboration and license revenue. Collaboration and license revenue decreased by $226,115, or 100%, to $0 for the three months ended September 30, 2017, as compared to $226,115 for the three months ended September 30, 2016. This decrease in collaboration and license revenue is attributable to our collaboration agreement with Merck. As a result of our determination in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations, we do not expect to conduct any further activities pursuant to our study agreement with Merck. Consequently, we do not expect to recognize any additional revenue with respect to the Merck agreement.

Grant revenue. Grant revenue decreased by $94,696, or 100%, to $0 for the three months ended September 30, 2017, as compared to $94,696 for the three months ended September 30, 2016. This decrease is attributable to our Phase II Small Business Innovation Research agreement with the NCI, which expired per the terms of the agreement in March 2017.

Research and development expenses. Research and development expenses decreased by $935,495, or 91%, to $90,822 for the three months ended September 30, 2017, as compared to $1,026,317 for the three months ended September 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $164,527 as a result of lower headcount, a decrease in lab supplies expenses of $227,847, a decrease in facility expense of $301,443, and a decrease in depreciation expense of $126,301. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations and dispose of our remaining assets, we do not expect to incur research and development expenses in the future.

General and administrative expenses. General and administrative expenses decreased by $355,063, or 44%, to $457,911 for the three months ended September 30, 2017, as compared to $812,974 for the three months ended September 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $81,133 as a result of lower headcount, a decrease in consultant costs of $33,839, and a decrease in stock-based compensation expense of $234,228. As a result of our determination in June 2017 to wind down our remaining operations, we expect that our general and administrative expenses will continue to decrease in the future.

Interest expense, net. Interest expense, net decreased by $128,945, or 85%, to $23,316 for the three months ended September 30, 2017, as compared to $152,261 for the three months ended September 30, 2016. This decrease is largely attributable to lower non-cash interest expense of $23,046 associated with our 2017 Notes for the three month period ended September 30, 2017 versus $152,261 in interest expense associated with certain promissory notes that we issued in July 2016 for the three month period ended September 30, 2016.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $409,891, or 100%, as no derivative liabilities were outstanding during the three months ended September 30, 2017. We recognized a change in fair value of derivative liabilities of $409,891 for the three months ended September 30, 2016. Our derivative liabilities were extinguished in conjunction with our offer to amend and exercise certain outstanding warrants, which we consummated in December 2016 (the “Warrant Tender Offer”).

Net loss. Net loss decreased $688,801, or 55%, to $572,049 for the three months ended September 30, 2017, as compared to $1,260,850 for the three months ended September 30, 2016. This decrease was primarily due to a decrease in revenue of $320,811, a decrease in interest expense, net of $128,945, and a decrease in the change in the fair value of derivative liabilities of $409,891, offset by a decrease in other operating expenses of $1,290,558.

Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
Revenue:
Collaboration and license revenue	$100,000	$1,878,599	$(1,778,599)
Grant revenue	104,246	375,641	(271,395)
Total revenue	204,246	2,254,240	(2,049,994)
Cost of revenue and expenses:
Research and development	2,120,275	3,737,161	(1,616,886)
General and administrative	1,937,087	3,752,512	(1,815,425)
Wind down expenses	1,055,246	—	1,055,246
Total cost of revenue and expenses	5,112,608	7,489,673	(2,377,065)
Loss from operations	(4,908,362)	(5,235,433)	327,071
Other income (expense):
Interest expense, net	(805,583)	(160,451)	(645,132)
Warrant expense	(8,276)	—	(8,276)
Change in fair value of derivative liabilities	—	1,232,425	(1,232,425)
Total other income (expense), net	(813,859)	1,071,974	(1,885,833)
Net loss	$(5,722,221)	$(4,163,459)	$(1,558,762)

Collaboration and license revenue. Collaboration and license revenue decreased by $1,778,599, or 95%, to $100,000 for the nine months ended September 30, 2017, as compared to $1,878,599 for the nine months ended September 30, 2016. This decrease in collaboration and license revenue is attributable to our license agreement with Pieris Pharmaceuticals and our collaboration agreement with Merck. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations, we do not expect to conduct any further activities pursuant to our study agreement with Merck. Consequently, we do not expect to recognize any additional revenue with respect to the Merck agreement.

Grant revenue. Grant revenue decreased by $271,395, or 72%, to $104,246 for the nine months ended September 30, 2017, as compared to $375,641 for the nine months ended September 30, 2016. This decrease is attributable to our Phase II Small Business Innovation Research agreement with the NCI, which expired per the terms of the agreement in March 2017.

Research and development expenses. Research and development expenses decreased by $1,616,886, or 43%, to $2,120,275 for the nine months ended September 30, 2017, as compared to $3,737,161 for the nine months ended September 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $596,443, a decrease in lab supplies of $127,838, a decrease in facilities costs of $294,361, a decrease in depreciation expense of $260,912, and a decrease in stock-based compensation expense of $170,792. As a result of our determinations in June 2017 to terminate our research and development function and sell our laboratory equipment, as well as to wind down our remaining operations and dispose of our remaining assets, we do not expect to incur research and development expenses in the future.

General and administrative expenses. General and administrative expenses decreased by $1,815,425, or 48%, to $1,937,087 for the nine months ended September 30, 2017, as compared to $3,752,512 for the nine months ended September 30, 2016. This decrease is primarily attributable to a decrease in payroll and personnel expenses of $821,514 as a result of lower headcount, a decrease in travel and entertainment expanses of $104,203, a decrease in professional fees of $286,852, and a decrease in stock-based compensation expense of $525,376. As a result of our determination in June 2017 to wind down our remaining operations, we expect that our general and administrative expenses will continue to decrease in the future.

Interest expense, net. Interest expense, net increased by $645,132, or 402%, to $805,583 for the nine months ended September 30, 2017, as compared to $160,451 for the nine months ended September 30, 2016. This change is largely attributable to non-cash interest expense of $768,200 resulting from the accretion of the discount and other expenses associated with our 2017 Notes during the nine months ended September 30, 2017.

Warrant expense. Warrant expense was $8,276 for the nine months ended September 30, 2017. There was no warrant expense recorded during the nine months ended September 30, 2016. Warrant expense for the nine months ended September 30, 2017 is the result of a March 2017 modification of the exercise price from $0.125 to $0.0625 for certain warrants that had previously been issued in December 2016 in connection with the closing of the Warrant Tender Offer.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities decreased by $1,232,425, or 100%, as no derivative liabilities were outstanding during the nine months ended September 30, 2017. We recognized a change in fair value of derivative liabilities of $1,232,425 for the nine months ended September 30, 2016. Our derivative liabilities were extinguished in December 2016 as part of the Warrant Tender Offer.

Wind down expenses. Wind down expenses were $1,055,246 for the nine months ended September 30, 2017. We recognized no wind down expenses for the nine months ended September 30, 2016. In connection with our decision to wind down our remaining operations, we extinguished prepaid rent of $99,115 and restricted cash of $529,699, offset by the extinguishment of deferred rent of $67,109, all of which were associated with our operating lease, during the nine months ended September 30, 2017. In addition, we incurred a loss of $493,541, resulting primarily from the auction sale of our laboratory equipment and the buyout of our equipment lease during the nine months ended September 30, 2017.

Net loss. Net loss increased $1,558,762, or 137%, to $5,722,221 for the nine months ended September 30, 2017, as compared to $4,163,459 for the nine months ended September 30, 2016. This increase was primarily due to a decrease in revenue of $2,049,994, an increase in wind down expenses of $1,055,246, a decrease in the change in the fair value of derivative liabilities of $1,232,425, and an increase in interest expense, net of $645,132, offset by a decrease in other operating expenses of $3,432,311.

As of September 30, 2017, we had accumulated losses of $31,987,428 since inception and, therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. Utilization of the deferred tax asset, consisting of net operating loss and research and development credit carryforwards, may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate our continuation as a going concern. As of September 30, 2017, we had an accumulated deficit of $31,987,428 and have experienced negative cash flows from operations since inception.

We are currently in the process of winding down our operations, disposing of our remaining assets, and resolving our outstanding debts. Our liquidity is dependent on our ability to manage all elements in this process in a manner favorable to us. As we wind down our operations, we have continued to consider possible transactions pursuant to which we may sell our remaining assets, and/or effect a strategic transaction, such as a merger. We may also determine to commence liquidation or bankruptcy proceedings.

In October 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Elpiscience Biopharmaceuticals, Inc. Pursuant to the terms of the Purchase Agreement, we sold, assigned and transferred all of its right, title and interest in and to specified assets of our TIM-3 antibody program and CD39 antibody program in consideration for a cash payment in the amount of $300,000.

As of the date of this filing, and after giving effect to the net proceeds from the Purchase Agreement described above, we do not have sufficient cash resources to continue to fund our operations and pay all of our outstanding creditors.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our uses of cash for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended, September 30,		Increase
	2017	2016	(Decrease)

Net cash used in operating activities	$(3,445,803)	$(4,053,927)	$608,124
Net cash provided by investing activities	247,697	—	247,697
Net cash provided by financing activities	244,322	2,351,079	(2,106,757)
Net decrease in cash and cash equivalents	$(2,953,784)	$(1,702,848)	$(1,250,936)

The change in net decrease in cash and cash equivalents for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was $1,250,936, representing the aggregate of (i) a decrease in net cash used in operating activities of $608,124, (ii) an increase in net cash provided by investing activities of $247,697, and (iii) a change of in net cash provided by financing activities of $2,106,757.

Operating Activities

Net cash used in operating activities was $3,445,803 for the nine months ended September 30, 2017, which consisted primarily of a net loss of $5,722,221, adjusted for non-cash items including accretion of debt discount and issuance costs of $768,200, loss on disposal of fixed assets of $493,541, depreciation and amortization of $219,389, stock-based compensation of $187,130, and a net decrease in operating assets and liabilities of $566,180.

Net cash used in operating activities was $4,053,927 for the nine months ended September 30, 2016, which consisted primarily of a net loss of $4,163,459, adjusted for non-cash items including the change in the fair value of the derivative liabilities of $1,232,425, stock-based compensation of $883,298, depreciation and amortization of $480,301, and a net decrease of $106,284 in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $247,697 for the nine months ended September 30, 2017. Net cash provided by investing activities for the nine months ended September 30, 2017 consisted of purchases of equipment of $29,491 and proceeds from the sale of equipment of $277,188.

There was no net cash change in investing activities for the nine months ended September 30, 2016.

Financing Activities

Net cash provided by financing activities was $244,322 for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of issuance of promissory notes of $461,367, offset by payments on the equipment lease financing of $217,045.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options ), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. We do not believe that the adoption of ASU 2017-11 will have a material impact on our unaudited condensed consolidated financial statements.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $208,616 and $3,162,400, respectively, consisting primarily of money market funds. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Interim Chief Executive Officer and President, Vice President of Finance, Chief Accounting Officer and Treasurer, Kevin G. Sarney (our principal executive officer and principal financial officer), has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2017. The determination that our disclosure controls and procedures were not effective as of September 30, 2017 is a result of insufficient segregation of duties due to the limited size of our staff and budget.

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

(b) Changes in Internal Control over Financial Reporting

Except as described in Item 4(a) above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2017, we reduced headcount and eliminated our research and development function. In addition, we have sold all of the equipment related to our research and development activities. In August 2017, the Massachusetts Institute of Technology (“MIT”), from whom we exclusively licensed our proprietary platform technology, terminated the license agreement between MIT and Enumeral. Also in August 2017, our landlord terminated the lease for our facility in Cambridge, Massachusetts, following our failure to make monthly rent payments, and directed us to surrender the premises that are the subject of the lease.

We are currently in the process of winding down our operations, disposing of our remaining assets, and resolving our outstanding debts. Our liquidity is dependent on our ability to manage all elements in this process in a manner favorable to us. As of the date of this filing, we do not have sufficient cash resources to continue to fund our operations and pay all of our outstanding creditors. Consequently, we may not be able to continue as a going concern. As we wind down our operations, we have continued to consider possible transactions pursuant to which we may sell our remaining assets and/or effect a strategic transaction, such as a merger. We may also determine to commence liquidation or bankruptcy proceedings.

Our common stock may be delisted from the OTCQB, which could limit investors’ ability to sell shares.

On September 19, 2017, we received an OTCQB Bid Price Deficiency Notice from OTC Markets (the “Notice”). The Notice stated that our bid price had closed below $0.01 for more than 30 consecutive calendar days and no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards Section 2.3(2). The Notice also stated that pursuant to Section 4.1 of the OTCQB Standards, we are granted a cure period of 90 calendar days during which the minimum closing bid price for our common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If we do not regain compliance with the applicable OTCQB standards during this cure period, our common stock will be delisted from the OTCQB, which could limit the ability of investors to trade shares of our common stock. We do not expect that the closing bid price for our common stock will equal or exceed $0.01 for ten consecutive trading days prior to the end of this 90 day cure period. As a result, we expect that our common stock will be removed from trading on the OTCQB marketplace on or about December 18, 2017.

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

ENUMERAL BIOMEDICAL HOLDINGS, INC.

November 14, 2017	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Interim Chief Executive Officer and President, Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1

Form of Amendment No. 1 to Intellectual Property Security Agreement, dated as of October 23, 2017, by and among Enumeral Biomedical Holdings, Inc., Enumeral Biomedical Corp., and certain Subscribers who constitute Majority Holders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2017 (File No. 000-55415)).

31.1*	Principal Executive Officer and Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* 101.PRE*	XBRL Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.